Form 10QSB
period 2000-12-31
DYNA CAM
filed 2001-07-02
CIK 1124394

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number: 0-32065


                           DYNA-CAM ENGINE CORPORATION
                 (Name of small business issuer in its charter)


          NEVADA                                                 86-0965692
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


                              23960 Madison Avenue
                           Torrance, California 90505
                    (Address of principal executive offices)

                                 (310) 791-4642
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     The number of shares outstanding of the registrant's common equity as of December 31, 2000 was 35,014,635 shares of common stock, par value $.001.


     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                            INDEX TO THE FORM 10-QSB
                  FOR THE THREE-MONTHS ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION................................................  3

    Item 1. Financial Statements.............................................  3

          Balance Sheets at December 31, 2000 (unaudited) and
          March 31, 2000.....................................................  3

          Statements of Operations for the three-months and nine-months ended December 31, 2000 and 1999 (unaudited).......................  4

          Statements of Cash Flows for the nine-months ended
          December 31, 2000 and 1999 (unaudited).............................  5

          Notes to the Financial Statements..................................  6

    Item 2. Management's Discussion and Analysis and Plan of Operation.......  9

PART II: OTHER INFORMATION................................................... 15

    Item 2. Changes in Securities............................................ 15

    Item 5. Other Information................................................ 15

    Item 6: Exhibits and Reports on Form 8-K................................. 15

SIGNATURES................................................................... 16

EXHIBITS..................................................................... 17

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                                 BALANCE SHEETS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                         December 31,         March 31,
                                                                             2000               2000
                                                                         -----------         -----------
                                                                         (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                              $    61,199         $    34,545
  Inventory                                                                  180,512             103,425
  Deferred financing costs                                                        --              24,500
                                                                         -----------         -----------
        Total current assets                                                 241,711             162,470

Machinery and equipment, net                                                 380,343             315,456
Patents and intellectual property rights                                          --                  --
                                                                         -----------         -----------
                                                                         $   622,054         $   477,926
                                                                         ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                       $    21,216         $    13,694
  Due to related party                                                        83,643                  --
  Accrued interest                                                                --               2,764
  Customer deposits                                                           15,000              15,000
  Bridge loan                                                                     --              75,000
  Short-term borrowings                                                       30,000             235,603
  Current portion of long-term debt                                           27,257              20,038
  Current portion of capitalized lease obligations                            29,451              29,058
                                                                         -----------         -----------
        Total current liabilities                                            206,567             391,157

Long-term debt, less current portion                                         299,732             304,406
Capitalized lease obligations, less current portion                           61,545              81,775
Commitments and contingencies                                                     --                  --
                                                                         -----------         -----------
        Total liabilities                                                    567,844             777,338

Stockholders' equity (deficit):
  Preferred stock - Series A; $1.00 liquidation value, authorized
   6,000,000 shares, 1,287,199 and 200,000 shares issued and
   outstanding                                                             1,287,199             200,000
  Preferred stock; $.001 par value, authorized 4,000,000 shares,
   no shares designated, issued and outstanding                                   --                  --
  Common stock; $.001 par value, authorized 65,000,000 shares,
   35,014,635 shares issued and outstanding                                   35,015              35,015
  Additional paid in capital                                                 553,093             759,829
  Accumulated deficit                                                     (1,821,097)         (1,294,256)
                                                                         -----------         -----------
        Total stockholders' equity (deficit)                                  54,210            (299,412)
                                                                         -----------         -----------
                                                                         $   622,054         $   477,926
                                                                         ===========         ===========

      The accompanying notes are an integral part of these balance sheets.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                            STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                     Three-months ended Dec. 31,     Nine-months ended Dec. 31,
                                    ----------------------------    ----------------------------    Inception to
                                        1999            2000            1999            2000        Dec. 31, 2000
                                    ------------    ------------    ------------    ------------    ------------
                                             (unaudited)                      (unaudited)           (unaudited)
REVENUES:                           $         --    $         --    $         --    $         --    $         --
                                    ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Research and development                16,345          22,762          19,356          58,133         489,505
  General and administrative              32,376          48,798          63,277         122,403         901,296
  Legal and professional fees                436          63,508          46,216         234,600         378,541
  Depreciation and amortization           18,368          21,151          35,900          58,596         228,590
                                    ------------    ------------    ------------    ------------    ------------
        Total operating expenses          67,525         156,219         164,749         473,732       1,997,932
                                    ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                     (67,525)       (156,219)       (164,749)       (473,732)     (1,997,932)
                                    ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest expense                       (26,659)        (13,151)        (42,126)        (58,947)       (401,632)
  Interest income                             --             856             510           2,213          16,738
  Grant income                                --              --              --              --         442,295
  Other income (expense)                      --           3,050           1,366           3,625         (70,245)
                                    ------------    ------------    ------------    ------------    ------------
        Total other expense              (26,659)         (9,245)        (40,250)        (53,109)        (12,844)
                                    ------------    ------------    ------------    ------------    ------------

EXTRAORDINARY ITEM                            --              --              --              --         189,679
                                    ------------    ------------    ------------    ------------    ------------
NET LOSS                            $    (94,184)   $   (165,464)   $   (204,999)   $   (526,841)   $ (1,821,097)
                                    ============    ============    ============    ============    ============

NET LOSS PER COMMON SHARE:
  Basic                             $     (0.003)   $     (0.005)   $     (0.007)   $     (0.015)   $     (0.061)
                                    ============    ============    ============    ============    ============
  Diluted                           $     (0.003)   $     (0.005)   $     (0.007)   $     (0.015)   $     (0.061)
                                    ============    ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
  Basic                               30,000,000      35,014,635      30,000,000      35,014,635      30,002,316
                                    ============    ============    ============    ============    ============
  Diluted                             30,000,000      35,014,635      30,000,000      35,014,635      30,002,316
                                    ============    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                   Nine-months ended Dec. 31,
                                                                   --------------------------
                                                                     1999              2000
                                                                   ---------         ---------
                                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(204,999)        $(526,841)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                      35,900            58,596
   Preferred stock issued for services rendered                           --             9,599
   Note payable issued for services rendered                              --            69,000
   Amortization of deferred financing costs                               --            24,500
   Changes in assets and liabilities-
    Increase in inventories                                          (47,776)          (77,087)
    Increase in prepaid expenses                                        (965)               --
    Increase in accounts payable                                      17,405             7,522
    Increase in due to related party                                      --            83,643
    Decrease in customer deposits                                     10,090                --
    Increase (decrease) in accrued interest payable                    5,322            (2,764)
                                                                   ---------         ---------
         Net cash used in operating activities                      (185,023)         (353,832)
                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of machinery and equipment                               (139,717)         (123,483)
                                                                   ---------         ---------
         Net cash used in investing activities                      (139,717)         (123,483)
                                                                   ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock, net of placement fees                      --           843,264
  Borrowings on notes payable                                        304,939            31,600
  Repayments on notes payable                                        (15,576)         (276,058)
  Proceeds from bridge loan                                               --           275,000
  Payments on bridge loan                                                 --          (350,000)
  Principal repayments on capitalized leases                         (11,197)          (19,837)
                                                                   ---------         ---------
         Net cash provided by financing activities                   278,166           503,969
                                                                   ---------         ---------

NET (DECREASE) INCREASE IN CASH                                      (46,574)           26,654
  CASH, beginning of period                                           54,370            34,545
                                                                   ---------         ---------
  CASH, end of period                                              $   7,796         $  61,199
                                                                   =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                           $  46,804         $  61,711
                                                                   =========         =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCIAL ACTIVITIES:
  Preferred stock issued for services rendered                     $      --         $   9,599
                                                                   =========         =========
  Note payable issued for services rendered                        $      --         $  69,000
                                                                   =========         =========
  Preferred stock issued upon conversion of debt                   $      --         $  27,600
                                                                   =========         =========
  Machinery and equipment acquired under capitalized leases        $ 106,186         $      --
                                                                   =========         =========

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three-month and nine-month periods ending December 31, 2000 may not be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-SB/A registration statement.

(2) ORGANIZATION AND OPERATIONS

HISTORY AND ORGANIZATION

Dyna-Cam Engine Corporation was incorporated in the State of California in 1993 originally as Dyna-Cam Aero Engine Corporation ("DCEC CALIFORNIA"). On March 31, 2000, TSI Handling, Inc., a Nevada corporation ("TSIH"), acquired all of the operating assets and substantially all of the liabilities of DCEC California for 30,000,000 shares of TSIH common stock. TSIH was a non-trading public company in the business of integrated circuit handling technologies. TSIH divested the net assets related to its old business. Immediately following these transactions, the stockholders of DCEC California held approximately 85.7% of the outstanding shares of common stock of TSIH.

For accounting purposes, the acquisition of DCEC California by TSIH was treated as a recapitalization of DCEC California with DCEC California being presented as the acquirer (a "REVERSE ACQUISITION"). Accordingly, the historical financial statements have been restated after giving effect to the March 31, 2000 acquisition transaction. The financial statements give retroactive effect of the Reverse Acquisition and represent the operations of DCEC California. TSIH had no significant operations, assets or liabilities prior to its transaction with DCEC California. TSIH subsequently amended its Articles of Incorporation to change its name to Dyna-Cam Engine Corporation (hereinafter collectively, the "COMPANY").

NATURE OF BUSINESS

The Company is developing a unique, axial cam-drive, free piston, internal combustion engine. The Company intends to manufacture, market and sell the Dyna-Cam Engine, initially targeting the kitbuilt aircraft market. The Company plans to develop other models and sizes of the Dyna-Cam Engine and hopes to target other markets and industries in the future. The Company is in the development stage until sales of the Dyna-Cam Engine commence.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since 1993 and has not yet obtained capital sufficient to achieve management's plans and support its operations. There is no assurance that the Company will be able to obtain such capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of a major portion of the assets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements. Management's plans are discussed in its Form 10-SB/A registration statement for the year ended March 31, 2000. The financial statements do not include any adjustments that might result from this uncertainty.

(3) DUE TO RELATED PARTY

Aztore Holdings, Inc. ("AZTORE") acts as financial advisor to the Company under various agreements. Michael S. Williams, a director of the Company, and Lanny R. Lang, an officer of the Company, are also officers and directors of Aztore. Aztore directly and indirectly owns approximately 15% of the Company's outstanding voting stock. Under a Financial Consulting Agreement, Aztore is owed $83,643 as of December 31, 2000, which is shown as Due to Related Party on the accompanying balance sheet.

(4) SHORT-TERM BORROWINGS

Short-term borrowings consists of the following:

                                                                                                  Dec. 30,     March 31,
                                                                                                    2000         2000
                                                                                                 ---------     ---------
                                                                                                 (unaudited)
Note payable to Economic Development Commission.  Original face value amount of $100,000
 The note was in default and settled with the lender for $12,000.  The settlement amount
 was paid subsequent to March 31, 2000                                                           $      --     $  12,000

Note payable to individual, interest at 1% per month, interest payments due monthly,
 balance due upon demand                                                                            30,000        30,000

Note payable to individual, in default at March 31, 2000. Original loan amount of $361,000, interest at 10% per annum. The Company agreed to the final terms of this note in the year ended March 31, 2000 through a court ordered judgement. The settlement amount was paid
 subsequent to March 31, 2000                                                                           --       193,603
                                                                                                 ---------     ---------
                                                                                                 $  30,000     $ 235,603
                                                                                                 =========     =========

(5)  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                  Dec. 30,     March 31,
                                                                                                    2000         2000
                                                                                                 ---------     ---------
                                                                                                 (unaudited)
SBA loan, interest at prime plus 2.75% (11.25% at Dec. 31, 2000 and 11.75% at March 31, 2000)
 per annum, monthly payments of $4,728, due November 24, 2008                                    $ 307,737     $ 324,444

Note payable to finance Company, interest at 12.9% per annum, monthly payments of $492, due
 April 7, 2005. Secured by vehicle.  Guaranteed by an officer of the Company                        19,252            --

Less: Current portion                                                                              (27,257)      (20,038)
                                                                                                 ---------     ---------
                                                                                                 $ 299,732     $ 304,406
                                                                                                 =========     =========

(6) SHAREHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK ISSUANCES

During the three-months ended December 31, 2000, the Company issued 250,000 shares of Series A Preferred stock for $250,000 of new funding under its private placement of Series A Preferred stock (the "SERIES A OFFERING"). As of December 31, 2000, a total of 1,287,199 shares of Series A Preferred stock were issued and outstanding, consisting of 1,050,000 shares issued for $1,050,000 of new funding under the Series A Offerings, 200,000 shares issued pursuant to the Reverse Acquisition for settlement of debt, 27,600 shares issued to Aztore for the conversion of a $27,600 note payable, and 9,599 shares issued to two service providers to settle accounts payable of $9,599.

OFFERING CLOSINGS

In connection with the Series A Offering, during the three-months ended December 31, 2000, the selling agent was paid $25,000 in commission and a $3,750 expense allowance and was issued 75,000 Selling Agent Warrants. During the three months ended December 31, 2000, Aztore was also paid a $3,750 expense allowance for assisting with the Series A Offering. For the nine-months ended December 31, 2000, the selling agent was paid a total of $105,000 in commission and a $15,750 expense allowance and has been issued a total of 315,000 Selling Agent Warrants. For the nine-months ended December 31, 2000, Aztore was paid a total of $15,750 expense allowance for assisting with the Series A Offerings.

(7) SUBSEQUENT EVENTS

AZTORE LINE OF CREDIT AGREEMENT

On April 30, 2001, the Company entered into a secured line of credit with Aztore (the "LOC"). The LOC provides for borrowings of up to $400,000 and is secured by a lien on all Company assets. The LOC expires on October 31, 2001 unless certain operating goals are met. Interest accrues and is payable monthly on advances under the LOC at 12% per annum. The Company paid a loan commitment and origination fee of 60,000 shares of Series A Preferred stock. The LOC is convertible at Aztore's option into Series A preferred stock at $1.00 per share. Takedowns under the LOC are based upon an agreed monthly budget. As of June 22, 2001, $150,000 has been borrowed on the LOC.

PREFERRED STOCK ISSUANCES

Pursuant to the LOC (see above), the Company issued 60,000 shares of Series A Preferred stock to Aztore as a loan commitment and origination fee and recorded interest expense of $60,000 ($1.00 per share) in April 2001.

OFFERING CLOSINGS

Subsequent to December 31, 2000, the Company raised an additional $75,000 of new funding under its second Series A Offering that expired on February 28, 2001. The selling agent was paid an additional $7,500 in commission and a $1,125 expense allowance and was issued an additional 22,500 Selling Agent Warrants. Aztore has been paid an additional $1,125 expense allowance for assisting with this Series A Offering.

EMPLOYEE STOCK OPTION GRANT

On April 20, 2001, the board elected Jack E. Dahl as President and Chief Operating Officer of the Company. Mr. Dahl has served on the board of directors since November 3, 2000 and will remain a member of the board. Mr. Dahl replaces Patricia J. Wilks, who resigned as President and was named Chairman of the Board. As part of Mr. Dahl's employment agreement, he was granted options to purchase 500,000 shares of common stock at $.30 per share. Mr. Dahl's stock options will vest equally over the next six fiscal quarters starting June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations, financial projections and performance and acceptance of our products and services in the marketplace. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB or incorporated herein by reference. See "FACTORS AFFECTING FUTURE PERFORMANCE" below.

INTRODUCTION

Dyna-Cam Engine Corporation was originally incorporated in the State of California in 1993 ("DCEC CALIFORNIA"). Effective March 31, 2000, TSI Handling, Inc., a Nevada corporation ("TSIH"), acquired all of the operating assets and substantially all of the liabilities of DCEC California. Immediately following this transaction, the stockholders of DCEC California held approximately 85.7% of the outstanding shares of common stock of TSIH. For accounting purposes, the acquisition of the assets of DCEC California by TSIH has been treated as a recapitalization of DCEC California with DCEC California being presented as the acquirer.

We are developing and intend to manufacture, market and sell our unique, axial cam-drive, free piston, internal combustion engine, which we believe offers a number of significant advantages over conventional piston engines. Although originally designed for use in aircraft, we believe the Dyna-Cam Engine has numerous potential applications in marine, industrial, heavy automotive and military. We intend to initially target the kitbuilt segment of the experimental aircraft market with our DC375 model. We plan to develop other sizes and variations of the Dyna-Cam Engine, and we hope to eventually target other markets in the future.

PLAN OF OPERATIONS

The following discussion provides information that we believe will be useful in understanding our financial statements, and should be read along with the financial statements and related notes. We have continued as a development stage company during the three-months ended December 31, 2000 and will continue to report as such until sales of the Dyna-Cam Engines occur.

Our plan of operations over the next twelve months anticipates that we produce up to five engines per month commencing in December 2001. We expect to remain at the five engines per month level until we have completed the final analysis of our manufacturing and quality control processes and completed all operating, maintenance and overhaul manuals and documentation. We believe this will take us until June 30, 2002. At that time, we expect to increase production to as many as ten engines per month to support anticipated sales. Our ability to produce engines at or beyond this latter level is limited by our facilities and equipment. Therefore, we are beginning to actively seek one or more major manufacturing sites or strategic partners to facilitate large-scale production.

We are in discussions with Super Skyrocket, L.L.C. ("SSR"), one of the premier airplane modifiers in the country, to install our Dyna-Cam Engine in our company-owned Cessna 337 Skymaster and assist us with in-flight testing and regulatory filings. SSR modifies 337 Skymasters into Riley Skyrockets(TM) and Riley Super Skyrockets(TM). We are also reviewing SSR's capabilities to become a manufacturing strategic partner to facilitate our future large-scale production.

Financing in the past has been from both equity placements and loan arrangements. During the nine months ended December 31, 2000, we operated solely on new equity financing obtained from private placements of shares of our Series A Preferred stock ("SERIES A OFFERINGS"). Through December 31, 2000, we obtained $1,050,000 of new funding from the Series A Offerings and an additional $75,000 was received through February 28, 2001, when the second Series A Offering terminated. These funds were expended by March 31, 2001. We have entered into a Secured Line of Credit facility with Aztore Holdings, Inc. ("AZTORE") to provide up to $400,000 of additional funding until another Series A Offering can commence.

Our anticipated total additional capital needs for the next ten months (through the end of our fiscal year on March 31, 2002) is estimated to be $600,000. We are planning another equity placement to provide additional capital beyond the line of credit facility. If sufficient equity funding is raised, we expect to pay back the loans outstanding under the line of credit.

Our estimated capital equipment expenditures for the next ten months (through the end of our fiscal year on March 31, 2002) is $120,000. We intend to borrow approximately $60,000 secured by a Cessna 337 airplane that we purchased in September 2000 for $80,320 to finance some of these capital equipment expenditures.

We expect to add four production employees between now and December 2001 to accommodate our near term production and sales plans. We anticipate that a total of nine machinists, production and assembly employees will be needed to produce ten engines per month. Additional employees will be hired as production volumes increase over this amount. Assuming a total of nine new employees are added, the approximate cost for these employee additions for the fiscal year ended March 31, 2002 is estimated to be less than $300,000.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED) AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1999 (UNAUDITED). We had no revenues during either nine-month period. We expect to start delivering engines for retail sale by December 2001.

Our loss from operations in the nine months ended December 31, 2000 was $473,732 as compared to a loss from operations in the nine months ended December 31, 1999 of $164,749.

The components of our loss from operations are as follows:

                                                     Nine months ended Dec. 31,
                                                    ----------------------------
                                                      1999                2000
                                                    --------            --------

Research and development                            $ 19,356            $ 58,133
General and administrative                            63,277             122,403
Legal and professional fees                           46,216             234,600
Depreciation and amortization                         35,900              58,596
                                                    --------            --------
                                                    $164,749            $473,732
                                                    ========            ========

Research and development costs increased from $19,356 in the nine months ended December 31, 1999 to $58,133 in the nine months ended December 31, 2000. During the current nine-month period, we had funding from our Series A Offerings for additional research and development activities. An assistant to the Chief Engineer was hired. Salary amounts paid to this assistant and general overall increases in spending on shop supplies, tooling and machining costs and miscellaneous tools accounted for the increase in research and development costs during the nine months ended December 31, 2000.

General and administrative expenses increased from $63,277 in the nine months ended December 31, 1999 to $122,403 in the nine months ended December 31, 2000. During the nine months ended December 31, 2000, additional funding from our Series A Offerings allowed us to generally increase overall general and administrative expenses, including travel, consulting, office supplies and deferred repairs and maintenance expenditures. In addition to general overall increases, the significant components of general and administrative expenses that increased were marketing, advertising and shareholder expenses (approximately $19,500), wages to a newly hired full-time bookkeeper/office assistant (approximately $12,000), and group medical, liability and key-man insurance (approximately $4,100).

Legal and professional fees increased from $46,126 in the nine months ended December 31, 1999 to $234,600 in the nine months ended December 31, 2000. The components of legal and professional fees are as shown in the following table:

                                                     Nine months ended Dec. 31,
                                                    ----------------------------
                                                      1999                2000
                                                    --------            --------

Litigation defense                                  $ 46,126            $  2,012
Audit fees                                                --              19,562
Financial management services                             --             174,000
SEC related legal fees                                    --              29,242
Other legal and professional                              --               9,784
                                                    --------            --------
                                                    $ 46,126            $234,600
                                                    ========            ========

Legal and professional fees in the nine months ended December 31, 2000 include fees for our first annual audit for the fiscal years ended March 31, 2000 and 1999. Also included in legal and professional fees in the nine months ended December 31, 2000 are the financial management services of Aztore. Aztore is a related party. Michael S. Williams, a director of the Company, and Lanny R. Lang, an officer of the Company, are also officers and directors of Aztore. Aztore directly and indirectly owns approximately 15% of the Company's voting stock.

Aztore's services included audit preparation and coordination, corporate restructuring and implementation, and assistance in capital and strategic planning, including the Series A Offerings. Costs associated with Aztore's activities amounted to $174,000 during the nine months ended December 31, 2000. Legal fees totaling approximately $29,000 were incurred for our Form 10-SB registration statement. There was no other substantive legal or professional fees incurred on any particular matter other than miscellaneous contractual and patent registration matters.

All of the legal and professional fees in the comparable nine-month period ended December 31, 1999 were incurred to defend actions brought against Dyna-Cam by a noteholder who was owed approximately $343,000. This individual made a claim for $15,000,000 in damages. The litigation was settled and $193,603 was paid subsequent to March 31, 2000 in full satisfaction of the claim.

Depreciation and amortization increased from $35,900 in the nine months ended December 31, 1999 to $58,596 in the nine months ended December 31, 2000 due to fixed asset purchases, most significantly a Cessna 337 airplane for $80,320 that we acquired in September 2000. As of December 31, 2000, monthly depreciation aggregates approximately $7,500 per month and is not expected to materially increase from this level for the remainder of the fiscal year.

Other income (expense) is comprised mostly of interest expense, which increased from $42,126 in the nine months ended December 31, 1999 to $58,947 in the nine months ended December 31, 2000. This increase was due to an SBA loan being outstanding during the entire period resulting in increased interest expense of approximately $4,300; the Aztore bridge loan and other borrowings resulting in an interest expense increase of approximately $14,800; a borrowing from an individual during the period resulting in increased interest expense of approximately $2,600; and a new vehicle note payable resulting in an interest expense increase of approximately $1,900. Two notes outstanding as of March 31, 2000 were paid off shortly after this fiscal year-end and offset the total interest expense increase in the nine months ended December 31, 2000.

As a result of the above, our net loss in the nine months ended December 31, 2000 was $526,841 or $0.015 per share as compared a net loss in the nine months ended December 31, 1999 of $204,999 or $0.007 per share.

THREE-MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED) AS COMPARED TO THE THREE-MONTHS ENDED DECEMBER 31, 1999 (UNAUDITED). We had no revenues during either three-month period. We expect to start delivering engines for retail sale by December 2001.

Our loss from operations in the three-months ended December 31, 2000 was $156,219 compared to a loss from operations in the three-months ended December 31, 1999 of $67,525.

The components of our loss from operations are as follows:

                                                     Three months ended Dec. 31,
                                                    ----------------------------
                                                      1999                2000
                                                    --------            --------

Research and development                            $ 16,345            $ 22,762
General and administrative                            32,376              48,798
Legal and professional fees                              436              63,508
Depreciation and amortization                         18,368              21,151
                                                    --------            --------
                                                    $ 67,525            $156,219
                                                    ========            ========

Research and development costs increased from $16,345 in the three-months ended December 31, 1999 to $22,762 in the three-months ended December 31, 2000 due to a general overall increase in spending on tooling and machining costs.

General and administrative expenses increased from $32,376 in the three-months ended December 31, 1999 to $48,798 in the three-months ended December 31, 2000. Funding from our Series A Offerings allowed us to increase overall general and administrative expenses for sales, marketing and travel. We also had the services of a full-time bookkeeper/office assistant during the three-months ended December 31, 2000.

Legal and professional fees increased from $436 in the three-months ended December 31, 1999 to $63,508 in the three-months ended December 31, 2000. During the three-months ended December 31, 2000, we incurred additional expenses for financial management services of Aztore at the agreed fee of $15,000 per month ($45,000 for the three-months). Aztore's services primarily included preparation and coordination of a Form 10-SB registration statement with the Securities and Exchange Commission and preparation and coordination of our filing with the NASD to obtain trading status of our common stock. Legal fees incurred for our Form 10-SB registration statement totaled $13,300 for the three-month period.

Depreciation and amortization increased from $18,368 in the three-months ended December 31, 1999 to $21,151 in the three-months ended December 31, 2000 due mostly to the purchase of a Cessna 337 airplane for $80,320 in September 2000.

Other income (expense) is comprised mostly of interest expense, which decreased from $26,659 in the three-months ended December 31, 1999 to $13,151 in the three-months ended December 31, 2000. Several obligations that existed at December 31, 1999 were paid prior to December 31, 2000, most significantly a note payable that was subject to litigation (as discussed above). At the time of settlement, the principal amount of this note was $343,000. New obligations that increased interest expense during the three-months ended December 31, 2000 that did not exist in the three-months ended December 31, 1999 were the SBA Loan, a note payable to an individual and a note payable to finance the purchase of a truck.

As a result of the above, our net loss in the three-months ended December 31, 2000 was $165,464 or $0.005 per share as compared a net loss in the three-months ended December 31, 1999 of $94,184 or $0.003 per share.

LIQUIDITY AND CAPITAL RESOURCES

From inception through December 31, 2000, we have been a development stage company. No engines have been available for sale. Financing in the past has been from both equity and loan placements. As of December 31, 2000 cash and cash equivalents were $61,199, an increase of $26,654 from the total of $34,545 as of March 31, 2000.

OPERATING ACTIVITIES. Our cash used in operating activities for the nine months ended December 31, 2000 was $353,832 as compared to $185,023 used in the nine months ended December 31, 1999. At December 31, 2000, we were operating principally on new cash generated from financing activities, principally new equity financing obtained from our Series A Offerings.

INVESTING ACTIVITIES. The cash used in investing activities for the nine months ended December 31, 2000 and for the nine months ended December 31, 1999, was $123,484 and $139,717, respectively, and was for the purchase of machinery and equipment used in the production of our Dyna-Cam Engine. Our most significant capital investment during the nine months ended December 31, 2000 was for a Cessna 337 Skymaster twin-engine airplane that we purchased in September 2000 for $80,320. Otherwise we had no significant expenditures on capital equipment during the nine months ending December 31, 2000.

FINANCING ACTIVITIES. The net cash provided by financing activities was $503,969 for the nine months ended December 31, 2000. We obtained $1,050,000 ($849,362 net of placement fees) of new funding through December 31, 2000 from the Series A Offerings. Fees, commissions and expenses incurred in connection with our Series A Offerings are recorded as a reduction of paid-in-capital. In addition to supporting operations, these funds were utilized during the nine months ended December 31, 2000 for the repayment of $276,058 of debt obligations and principal repayments on capitalized leases of $19,837.

We have no cash remaining from the Series A Offerings. At December 31, 2000, we had no credit facilities, such as a bank line of credit, and do not believe we would qualify for a conventional bank line of credit. We believe our best alternative for additional financing is through additional equity placements. In the event that investor interest in our equity placements declines substantially or ceases entirely, we will have to execute alternative capital plans or curtail our plan of operations.

LINE OF CREDIT FACILITY. On April 30, 2001, we obtained a secured line of credit (the "LOC") from Aztore as bridge funding. The LOC provides for borrowings of up to $400,000 and is secured by a lien on all assets. We paid Aztore a commitment and origination fee of 60,000 shares of Series A Preferred stock and recorded interest expense of $60,000 ($1.00 per share) in April 2001. The LOC expires on October 31, 2001 unless certain operating goals are met, as defined in the LOC agreement. If the operating goals are met, the due date of the LOC is extended six months for no additional commitment or origination fee. If the operating goals specified in the LOC agreement are not met, the loan may still be extended, subject to additional commitment and origination fees.

Interest accrues and is payable monthly on advances under the LOC at 12% per annum. The LOC is convertible at Aztore's option into Series A preferred stock at a $1.00 per share. Takedowns under the LOC are based upon an agreed monthly budget. The LOC Agreement includes customary loan covenants including such things as restrictions on management changes and information rights.

DEBT STRUCTURE AT DECEMBER 31, 2000. At December 31, 2000 our SBA loan outstanding was $307,737. There is no additional borrowing capacity on this loan, which requires monthly payments of approximately $4,700. We also have an outstanding loan of $19,252 related to the purchase of a truck. This loan is guaranteed by Dennis C. Palmer. In addition, we borrowed $30,000 from an individual in December 2000. This loan is still outstanding and is due on demand. Between April 1999 and September 1999, we entered into two long-term equipment leases. We now have lease obligations totaling approximately $91,000 requiring aggregate monthly payments of approximately $3,900. Because we have no cash flow from operations and until we commence sale of our engines, all payments on our debt obligations will be made from proceeds from our equity placements or the LOC borrowings.

FACTORS AFFECTING FUTURE PERFORMANCE

Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "FORECASTS," "PROJECTS," "PLANS," "ESTIMATES" and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Form 10-SB, including those in the Notes to Financial Statements and in "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" and "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" sections which are incorporated by reference in this Form 10-QSB.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation that the future events, plans or expectations contemplated will be achieved. We undertake no obligation to publicly update, review or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statements are based. Our filings with the SEC, including the Form 10-SB referenced above, may be accessed at the SEC's Web site, www.sec.gov.

                           PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

NEW ISSUANCES

During the three-months ended December 31, 2000, we issued 250,000 shares of Series A Preferred stock for $250,000 of new funding under an equity placement of our Series A Preferred stock. The shares of Series A Preferred stock were sold in compliance with the exemption from registration provided under Rule 506 of Regulation D. In connection with this placement, the selling agent was paid $25,000 in commission and a $3,750 expense allowance and was issued 75,000 Selling Agent Warrants and Aztore was paid a $3,750 expense allowance.

WARRANT EXPIRATION DATE EXTENDED

We have outstanding six series of common stock purchase warrants, with 400,000 warrants outstanding in each series. Each warrant provides for the purchase of one share of common stock. Each warrant is callable for a price of $.0001 per warrant at any time. On April 24, 2001, we extended the expiration date of all series of warrants until June 30, 2002.

ITEM 5. OTHER INFORMATION

MANAGEMENT RESTRUCTURING

On April 20, 2001, the board elected Jack E. Dahl as our President and Chief Operating Officer. Mr. Dahl has served on the board of directors since November 3, 2000 and will remain a member of the board. Mr. Dahl replaced Patricia J. Wilks as President, and was named Chairman of the Board. Mr. Michael S. Williams resigned as Chairman but will remain on the board of directors.

CHANGES IN VOTING RIGHTS

On April 30, 2001 and concurrent with the execution of the LOC agreement, Patricia J. Wilks and Dennis C. Palmer, Dyna-Cam and Aztore entered into a Rights Agreement. The Rights Agreement limits the board of directors to five members and gives Aztore the right to appoint a majority of the members of the board of directors for so long as any monetary obligation is outstanding under the LOC. Upon all monetary obligations under the LOC being satisfied, a majority of the holders of the Series A Preferred stock shall have the right to designate a majority of the members of our board of directors. In either event, a super majority vote (four out of five directors) is required to (i) sell substantially all of our assets, (ii) authorize the sale of additional equity, or (iii) modify the exercise prices of the outstanding warrants. Such restriction excludes the Series A Preferred shares that have previously been authorized.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:

        10.8 Agreement for Convertible Secured Line of Credit dated effective April 30, 2001 between Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

        10.9 Security Agreement dated effective April 30, 2001 between Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

        10.10 Rights Agreement dated effective April 30, 2001 between Dyna-Cam Engine Corporation, Aztore Holdings, Inc. and Patricia J. Wilks and Dennis C. Palmer.

        b. Reports on Form 8-K:

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned who have been duly authorized.


Date: June 29, 2001                  DYNA-CAM ENGINE CORPORATION



                                     By: /s/ Patricia J. Wilks
                                        ----------------------------------------
                                        Patricia J. Wilks
                                        Chairman of the Board



                                     By: /s/ Jack E. Dahl
                                        ----------------------------------------
                                        Jack E. Dahl
                                        President and Chief Operating Officer
                                        (Principal Accounting Officer)

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                           EXHIBITS TO THE FORM 10-QSB
                  FOR THE THREE-MONTHS ENDED DECEMBER 31, 2000


                                  EXHIBIT INDEX


Number                                  Description
------                                  -----------

10.8 Agreement for Convertible Secured Line of Credit dated effective April 30, 2001 between Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

10.9 Security Agreement dated effective April 30, 2001 between Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

10.10 Rights Agreement dated effective April 30, 2001 between Dyna-Cam Engine Corporation, Aztore Holdings, Inc. and Patricia J. Wilks and Dennis C. Palmer.