Form 10KSB
period 2001-03-31
DYNA CAM
filed 2001-07-16
CIK 1124394

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _________________ to _________________

                         Commission file number: 0-32065


                           DYNA-CAM ENGINE CORPORATION
                 (Name of Small Business Issuer in its Charter)

             NEVADA                                               86-0965692
(State or Other Jurisdiction of                                 (IRS Employer
 Incorporation or Organization)                              Identification No.)

23960 MADISON AVENUE, TORRANCE CALIFORNIA                           90505
(Address of principal executive offices)                          (Zip Code)

                                 (310) 791-4642
                            Issuer's Telephone Number

       Securities Registered Under Section 12(B) of the Exchange Act: None

         Securities Registered Under Section 12(G) of the Exchange Act:

                         Common Stock, $.001 Par Value
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for the year ended March 31, 2001 were $-0-.

     The aggregate market value at March 31, 2001 of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was approximately: N/A.

     The number of shares outstanding of the registrant's common equity as of June 30, 2001 was 35,014,635.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           DYNA-CAM ENGINE CORPORATION

                            INDEX TO THE FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I......................................................................   2

ITEM 1.  DESCRIPTION OF BUSINESS............................................   2

ITEM 2.  DESCRIPTION OF PROPERTY............................................  16

ITEM 3.  LEGAL PROCEEDINGS..................................................  16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  16

PART II.....................................................................  16

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........  16

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........  18

ITEM 7.  FINANCIAL STATEMENTS...............................................  25

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE...............................................  48

PART III....................................................................  48

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................  48

ITEM 10. EXECUTIVE COMPENSATION.............................................  51

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....  53

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  55

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...................................  58
         INDEX TO EXHIBITS..................................................  58
         REPORTS ON FORM 8-K................................................  59

SIGNATURES..................................................................  60

                                     PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "SECURITIES ACT") and Section 21E of the Securities Exchange Act of 1934, as amended ("EXCHANGE ACT"). We intend that the forward-looking statements be subject to the safe harbors created by these statutory provisions.

     Forward-looking statements involve risks and uncertainties and include, but are not limited to, statements of future events, our plans and expectations, financial projections and performance and acceptance of our product in the marketplace. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission ("SEC"), through press releases or otherwise. Wherever possible, we have identified these forward-looking statements by words such as "BELIEVES," "anticipates," "CONTEMPLATES," "EXPECTS," "INTENDS," "PROJECTS," "PLANS," "FORECASTS," "ESTIMATES" and similar expressions. These statements reflect our current views about future events and financial performance or operations and are applicable only as of the date the statements are made. Our actual results may differ materially from these statements. Factors that may cause or contribute to differences include, but are not limited to, those discussed in "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS," as well as those factors discussed elsewhere in this Form 10-KSB and in any exhibits attached.

     Although we believe that the assumptions underlying our forward-looking statements in this Form 10-KSB are reasonable, any of the assumptions could prove inaccurate. There can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed under "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE," our business and operations are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this Form 10-KSB.

     The inclusion of forward-looking information should not be regarded as a representation that the future events, plans or expectations, financial projections and performance or acceptance of our products and services in the marketplace will be achieved. We disclaim any obligation to subsequently revise forward-looking statements to reflect any change in our expectations or due to the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     We are developing and intend to manufacture, market and sell our unique, axial cam-drive, free piston design, internal combustion engine, which we believe offers a number of significant advantages over conventional piston engines. Although originally designed for use in aircraft, we believe the Dyna-Cam Engine has numerous additional potential uses, particularly in marine, industrial, heavy automotive and military applications. The initial model of the Dyna-Cam Engine (the "DC375") is ready for production and we intend to initially target the "KITBUILT" segment of the experimental aircraft market with this model. See "DESCRIPTION OF BUSINESS - POTENTIAL MARKETS - Aircraft Market." We plan to start delivering engines for retail sale by December 2001. We plan to develop other sizes and variations of the Dyna-Cam Engine, and we hope to target other markets in the future.

CORPORATE BACKGROUND

     Dyna-Cam Engine Corporation, our predecessor, was originally incorporated in California in 1993 ("DCEC CALIFORNIA"). TSI Handling, Inc. ("TSIH") was incorporated in Nevada in July 1999. Effective March 31, 2000, TSIH acquired all of the assets of DCEC California in exchange for 30,000,000 shares of TSIH common stock and 200,000 shares of TSIH Series A Preferred stock, plus the assumption of scheduled DCEC California liabilities (the "ASSET ACQUISITION"). Subsequent to the Asset Acquisition, TSIH amended its Articles of Incorporation to change its name to Dyna-Cam Engine Corporation ("DYNA-CAM"). DCEC California distributed its remaining assets and has been liquidated.

     Prior to the Asset Acquisition, Patricia J. Wilks and Dennis C. Palmer were the controlling shareholders and executive officers of DCEC California. Prior to the Asset Acquisition, Chasseur Holdings, Inc. ("CHASSEUR") was the controlling shareholder of TSIH and Michael S. Williams and Lanny R. Lang were its executive officers. Ms. Wilks and Messrs. Palmer, Williams and Lang became officers and/or directors of Dyna-Cam. See "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT." Chasseur is the successor to Technical Systems Integrators, Inc. ("TSI"). TSI filed Chapter 11 bankruptcy in April 1999. TSI's Plan of Reorganization was confirmed in November 1999. Under TSI's Plan of Reorganization, shares of common stock and warrants of TSIH were distributed to the TSI creditors. TSIH initially planned to engage in the business of designing handling applications for integrated circuit manufacturing. TSIH's management determined the acquisition of DCEC California's assets would be in the best interest of its shareholders and provide TSIH with more attractive business operations. After the Asset Acquisition, TSIH sold all of its handling business assets for nominal consideration.

     Immediately following the Asset Acquisition, the stockholders of DCEC California held approximately 85% of the outstanding shares of common stock of TSIH. For financial accounting purposes, the Asset Acquisition has been treated as a recapitalization of DCEC California with DCEC California as the purchaser of TSIH. The financial statements included in this Form 10-KSB have been prepared to give retroactive effect of the Asset Acquisition completed on March 31, 2000 and to represent the historical operations of DCEC California. Consistent with financial accounting requirements, all of DCEC California's assets, liabilities and accumulated deficit are reflected at their combined historical cost (as the accounting acquirer) and the preexisting outstanding shares of TSIH (the accounting acquiree) are reflected at their net asset value, which was not material.

THE DYNA-CAM ENGINE

OVERVIEW

     The Dyna-Cam Engine is a unique, axial cam-drive, twelve combustion chamber, free piston engine. Our engine design replaces conventional crankshaft and piston rod design with two cylindrical engine blocks, each containing six cylinders arranged around a central main shaft. Our prototype Dyna-Cam Engine produced more than twice the torque ratio of a V-8 car engine with comparable horsepower rating, but with less than one-half the size, one-half the weight and less than one-fourth the number of parts.

     We believe the Dyna-Cam Engine is the most significant design innovation in piston engine technology in more than 50 years. We believe it offers significant advantages over conventional piston engines in use today. Our prototype Dyna-Cam Engine is smaller, much lighter, has less propeller noise, generates more torque, has less vibration, achieves greater fuel efficiency and has lower emissions than comparable conventional engines. We believe the Dyna-Cam Engine will be more durable and require less maintenance than conventional engines in the same power class. The Dyna-Cam Engine also has less than one-fourth the number of parts than a conventional piston aircraft engine, which is anticipated to reduce maintenance costs.

DEVELOPMENT

     Dr. Karl Herrmann developed the first feasible cam-driven internal combustion engine. The earlier research and development work done by Dr. Herrmann was conducted starting in the late 1930's. This research and development culminated with a Federal Aviation Administration ("FAA") certification of the engine in 1957. Dr. Herrmann was issued various patents on the axial cam drive engine. These patents expired in 1965. Dennis C. Palmer, presently the Executive Vice President and Chief Engineer of Dyna-Cam, continued the development of the cam-drive engine and was issued U.S. Patent No. 4,492,188 in 1985 on modified versions of the Dyna-Cam Engine (the "1985 PATENT"). Mr. Palmer filed an additional patent application in 2000 for improvements in the Dyna-Cam Engine design. Both the 1985 Patent and new patent application have been assigned to Dyna-Cam by Mr. Palmer.

     The cam engine technology has undergone extensive research and development. Prior to Dyna-Cam's incorporation in 1993, there were five different phases of prototype development and ten generations of piston development. Total research and development expenditures from inception of Dyna-Cam to March 31, 2001 were $532,123, including $100,751 for the fiscal year ended March 31, 2001 and $63,892 for the fiscal year ended March 31, 2000. The current design has evolved from over 40 sets of engine blocks built into running engines for testing. A prototype Dyna-Cam Engine was installed in a four-place airplane and tested between 1987 and 1989, using one engine with three different sets of accessories and four different propellers. Accessories such as the oil pump, fuel system, coolant pump, radiator, ignition system and propeller were redesigned with each installation to improve reliability and synchronize with the Dyna-Cam Engine performance.

     The research and development on the DC375 model has been completed and we are beginning production of this engine. In addition to the DC375, we anticipate producing larger and smaller Dyna-Cam engines capable of producing varied torque and horsepower required for different applications and targeted markets. We are also evaluating development of Dyna-Cam Engines that will run on jet fuel, diesel fuel, compressed natural gas and propane, all of which we believe will require relatively minor modifications to the existing Dyna-Cam Engine design.

FEATURES

     The following table shows some of the technical features of our 200 horsepower DC375 engine compared to other conventional piston engines of equivalent horsepower in use today:

                                         DC375                   Leading                  V-8 Car
     Feature                        Dyna-Cam Engine          Aircraft Engine              Engine
     -------                        ---------------          ---------------              ------
Size (Width)                              13"                      32"                      31"
Maximum Torque Produced             650 foot-pounds          380 foot-pounds          300 foot-pounds
Weight                                 265 pounds               295 pounds              500 pounds
Part Count                               1,000                   2,600 +                  4,300 +
Time Between Overhauls                2,000 hours           1,800-2,000 hours           1,000 hours
Man-hours to Rebuild                    18 hours                 30 hours                40 hours

     Torque, as is "HORSEPOWER" ("HP"), is a measurement of an engine's power. Torque is measured in "FOOT-POUNDS" and refers to the strength of the rotational movement. Torque is the measurement of an engine's ability to overcome a load - in other words, it represents the ability of an engine to do work.

     An equally important measurement for both torque and HP is the number of revolutions per minute ("RPM") at which an engine delivers the desired level of power. The prototype DC375, 200 HP Dyna-Cam Engine produced a very high ratio of 650 foot-pounds of torque at a very low 1,200 RPM and 525 foot-pounds of torque at 2,000 RPM. This torque output is comparable to that of a 3,000 pound diesel truck engine. By comparison, a standard 500 pound V-8 car engine produces only approximately 300 foot-pounds of torque at 3,500 RPM.

     We believe the advantage of the Dyna-Cam Engine is that it produces higher torque with less weight and smaller size than conventional piston engines. We anticipate that the Dyna-Cam Engine will be ideal for applications where high strength (torque) is needed in the low RPM range for getting a loan moving, for acceleration and where weight and size are factors.

     In comparison to other conventional internal combustion engines with similar displacement, we believe that the Dyna-Cam Engine has no known negative design characteristics. However, the Dyna-Cam Engine is new in comparison to other FAA certified aircraft engines that have been used for over 50 years. These engines have a long history of observation and confirmation by engine experts. There has not been an opportunity for established engine experts to observe our Dyna-Cam Engine testing or demonstrations.

     While there have been over 40 prototypes of our engine built and tested, there have been only two completed Dyna-Cam Engine installations. One engine was installed in an airplane and another in a boat. Both of these installations were operational. We have not had sufficient capital to fully demonstrate our Dyna-Cam Engine in a high quality showpiece installation over an extended period of time. An installation must be completed with a new Dyna-Cam Engine to fully demonstrate its performance capability. We purchased an aircraft that we intend to utilize for a performance demonstration. Design work for the installation is underway, however, the installation has not been completed.

POTENTIAL MARKETS

     Diesel Progress Magazine (June 2001) stated that the market size for gasoline piston engines in the size range where we intend to compete (the 101 to 300 HP range) is approximately $62 billion annually. This market includes several major segments, including aircraft, marine, industrial, heavy-duty vehicles and others. Our initial focus will be on the aircraft market, but we believe there is great potential for the Dyna-Cam Engine in other markets, such as the marine market, as well.

AIRCRAFT MARKET

     The Dyna-Cam Engine was originally designed for the general aviation market. We anticipate that our engine will offer substantial advantages over conventional engines in this segment. We believe current airplane engine manufacturers have been slow to adopt new engine developments due to their established leadership position in the market. The basic design of the gasoline piston engine in use today has not changed in over 50 years. We believe this stagnation creates a strong opportunity to introduce a new engine and that the aviation market will be receptive to a new alternative to existing technology.

     We expect that the Dyna-Cam Engine will increase fuel efficiency and reduce maintenance costs, which should be of particular interest to customers in the aviation industry. In this industry, the characteristics of the Dyna-Cam Engine should offer unique collateral advantages. We believe the reduced vibration of the Dyna-Cam Engine will provide a smoother and quieter ride, which should also reduce wear on the aircraft. Reduced vibration also reduces pilot fatigue. The Dyna-Cam Engine's anticipated increased fuel efficiency and power should reduce operating costs and increase the speed and range of an aircraft. We anticipate that aircraft utilizing the Dyna-Cam Engine will have reduced noise levels allowing these aircraft more accessibility to airports where noise levels are controlled.

     The aircraft engine business is a worldwide market that has had very few technical advancements relative to other industries. The United States aircraft market is the largest in the world. We believe the total market for FAA certified and experimental aircraft engines is approximately $500 million per year.

     We have received FAA certification for the DC375 (Type Certificate No.
293). Although not required in the experimental aircraft market, we expect that our FAA certification will provide an additional marketing advantage for our engine. In order to produce FAA certified engines for use in aircraft requiring certification, a company must also receive an "FAA PRODUCTION CERTIFICATE" which certifies the manufacturing process and facilities. We do not have an FAA Production Certificate. While we may seek an FAA Production Certificate for our engines at some point in the future, the certification process can be expensive and time-consuming. We estimate that it will cost approximately $1,000,000 and take approximately six months to receive FAA Production Certification approval for a manufacturing facility. Depending on our success in the experimental aircraft market, we may decide that producing and selling FAA certified engines is not cost effective. Until we obtain an FAA Production Certificate, we intend to produce and sell Dyna-Cam Engines into the experimental aircraft market. FAA certification is not required in the experimental aircraft market.

     EXPERIMENTAL AIRCRAFT MARKET. While we believe the potential market for our DC375 engines is widespread, we intend to focus initially on the experimental aircraft market and to target the "KITBUILT" segment of this market.

     In the United States, any person may build an airplane, helicopter or any number of other aircraft ("OWNER/BUILDER"). If proper procedures are followed, the homebuilt airplane may be licensed by the FAA in the Experimental, Amateur-Built category. Upon satisfactory completion of testing, the owner/builder may receive a permanent airworthiness certificate from the FAA. With the permanent airworthiness certificate, the aircraft may be operated similar to factory-built aircraft, but can not be used to fly "FOR HIRE" or for similar commercial service.

     In order to qualify as an experimental aircraft, at least 51% of the assemblage of the aircraft must be completed by the owner/builder. In order to tap into the experimental/homebuilt market, manufacturers have produced kits that provide certain pre-assembled components, but allow the owner/builder to qualify for the 51% assemblage test.

     Kitbuilt aircraft make up one of the fastest growing aviation market segments today. According to a 2000 survey of kit manufacturers conducted by Kit Planes Magazine, 7,287 kitbuilt planes were purchased in 1999 and 8,600 were projected to be purchased in 2000. Engines for these planes cost an average of $15,000 to $20,000, resulting in the total piston engine market for new kitbuilt aircraft being approximately $160 million annually. According to the General Aviation Manufacturers Association, existing kitbuilt airplanes total approximately 14,680 aircraft, of which approximately one-fifth (or 2,600) are in need of engine replacements or overhauls annually. This approximates to a $40 million annual market.

     We believe the kitbuilt segment of the experimental aircraft market is the best market to initially target our engine due to the lack of regulatory requirements and its potential size. In addition, kitbuilt aircrafts meet our identified criteria, i.e., high strength (torque) is needed in the low RPM range for getting a load moving, for acceleration and where weight and size are factors. Engines in the kitbuilt segment of the experimental aircraft market are not currently required to be FAA certified. FAA certification is required for nearly all other aircraft engines and Coast Guard certification is required for nearly all marine engines.

     FAA CERTIFIED ENGINE MARKET. The Dyna-Cam Engine has been certified by the FAA for use in helicopters and may be used in fixed wing aircraft with Supplemental Type Certification. FAA certification has been accomplished by only a few other piston engine manufacturers during the last 40 years. To achieve this certification, an engine must surpass a 150 hour running test under specified loads and adverse conditions while maintaining integrity of its parts as "NEW."

MARINE MARKET

     A prototype of our Dyna-Cam Engine was installed and tested in a 20-foot stern drive speedboat in 1989. Because of the high torque output of our prototype engine, it was able to efficiently turn a 25-pitch propeller over a broad range of RPM levels. The Dyna-Cam Engine installed in this test boat was very throttle responsive and provided rapid acceleration. Based on test performance, we believe the Dyna-Cam Engine will allow a boat to accelerate "TO PLANE" in half the time required by conventional engines with equal HP, even with a heavy load of passengers, cargo or water-skiers. Our Dyna-Cam Engine is smaller than conventional V-8 engines with similar output, which reduces weight and increases the usable space within a boat.

     We believe our DC375 engine is ideally suited for the marine engine market because of many of the same issues concerning the experimental aircraft market. Boats similarly require high strength (torque) for acceleration and load moving and weight and size of the engines are significant factors. Coast Guard certification is required for marine engines, and we believe we can achieve Coast Guard certification of our engine. In addition, the boating market is extremely large. According to the National Marine Manufacturers Association, the overall market for engines for inboard, stern drive and jet boats in the United States was approximately $2.57 billion in 2000. We anticipate entering into a marketing, development and distribution agreement with a boat manufacturer within the next six months to explore opportunities to enter the marine market.

RECREATIONAL VEHICLES AND MOTOR HOME MARKET

     We believe that our Dyna-Cam Engine is also particularly well suited for the recreational vehicle and motor home market because high levels of torque are required. After we commence our marine engine marketing strategy, we plan to focus on the recreational vehicle and motor home markets. Manufacturers of these vehicles typically purchase engines and chassis separately. These larger and heavier vehicles generally need much larger engines to pull the weight, but much like boats, usable space is at a premium in recreational vehicles and motor homes. We believe our Dyna-Cam Engine will provide the high torque output needed for these vehicles while taking up less space than conventional engines.

     According to a market survey by the Recreational Vehicle Industry Association, there were approximately 300,000 motor homes sold in 2000. At an average selling price of $7,500 per engine, this represented an engine market value of $2.25 billion in 2000.

INDUSTRIAL, MILITARY AND HEAVY VEHICLE MARKET

     We believe that our Dyna-Cam Engine would adapt to the industrial, military, truck and fleet vehicle markets where high levels of torque are required. Our Dyna-Cam Engine also has potential application in numerous other types of vehicles. Virtually any large heavy vehicle, and even smaller vehicles where increased torque is desirable, could benefit from the Dyna-Cam Engine. We believe other potential markets could include school buses, motor coaches, city commuter buses, industrial and construction vehicles and military applications. As we develop new Dyna-Cam Engines delivering varying power levels and utilizing alternative fuels, we believe these potential markets will increase.

     According to the June 2001 issue of Diesel Progress Engine Yearbook, there were over two million engines sold in 2000 in the size and power range suitable for medium to heavy duty trucks. An average selling price of $12,000 per engine puts this engine market at approximately $24 billion.

SPECIALTY AND RACING MARKETS

     We believe the specialty and racing markets are also a potential market for high performance, lighter weight power plants such as the Dyna-Cam Engine. This market is particularly attractive because customers are generally willing to pay higher prices for engines while production quantities are low. High performance requirements are found in many racing and specialty applications. An example is the high-end offshore performance boating market, dominated by Mercury Marine power plants and Mercruiser stern drives. We do not intend to actively pursue the specialty and racing markets in the near-term, but may pursue these markets in the future.

COMPETITION

     Competition in the engine business is intense. The market is segmented with major manufacturers generally dominating each segment. Although the Dyna-Cam Engine is radically different from established engine technology, it will be competing with existing products produced by established manufacturers.

     We believe the barriers to entry into the engine business in general are very high. We are just commencing actual production of the Dyna-Cam Engine but still face barriers to entry into this industry primarily due to the capital required to produce engines in high enough volumes to compete in the industry. The barriers to entry are also very high in the aircraft engine business, due to the cost and time involved in obtaining FAA production certification. Separate FAA certification is required for both the engine and for the production process. Our Dyna-Cam Engine has received FAA certification for the DC375 (Type Certificate No. 293), however, we do not have an FAA Production Certificate.

     We have internally estimated the cost to develop a new aircraft engine today, through complete FAA certification, to be in excess of $50 million. We believe we have a competitive advantage in this market because the development costs for the Dyna-Cam Engine have already been expended. Due to the developmental stage of our production process, we have not applied for FAA production certification of our manufacturing process and facilities. In our initial target market of experimental aircraft, FAA production certification is not required. We can sell our engines into this market and, we believe, build name recognition in the aircraft engine business generally without initial FAA production certification.

     Among other factors, we believe we will be able to effectively compete for the following reasons:

     POWER AND PERFORMANCE. The Dyna-Cam Engine produces higher torque with less weight and smaller size than conventional piston engines.

     WATER-COOLED. In addition to the power performance advantages, the Dyna-Cam Engine is water-cooled. In the aeronautic market, water-cooled engines eliminate "SHOCK COOLING," which results from extreme altitude changes and can severely damage an engine.

     LESS VIBRATION. The Dyna-Cam Engine runs with less vibration resulting from our engine design. This is a significant operational advantage, which we believe will extend engine and airframe life.

     LESS MOVING PARTS. Our engine design has less moving parts. This should result in more economical maintenance and longer engine life.

     PRICE. Although price is not the primary factor for aircraft engine purchasers, we believe our initial price and the expected lower costs of operation will make the Dyna-Cam Engine cost competitive.

CERTIFIED AIRCRAFT

     The primary manufacturers of FAA certified aircraft engines today are Textron Lycoming Corporation ("LYCOMING") and Teledyne Continental Aircraft Engines ("CONTINENTAL"). Both of these companies have been manufacturing aircraft engines for over 50 years. These two manufacturers account for more than 90% of the FAA certified aircraft piston engine market. Both companies are well established and have very strong name and brand recognition in the aircraft industry.

     The current market for new aircraft sales, for which Lycoming and Continental compete, accounts for only approximately 1,500 engine sales a year. In addition, there is a large fleet of general aviation aircraft, estimated to be approximately 170,000 airplanes that need engine replacements approximately every five to ten years. This equates to an estimated 25,000 to 30,000 engine replacements or overhauls annually. We do not believe that the major aircraft engine companies have targeted or are aggressively selling into these markets. Delivery time for a new engine may be up to one year.

KITBUILT AIRCRAFT

     In addition to certified aircraft engines, automobile engine manufacturers compete in the kitbuilt segment of the experimental aircraft market. Although not actively targeted toward this market, automobile engines are frequently utilized in kitbuilt aircraft, often because the initial price is perceived to be lower. Automotive engines generally require fairly extensive (and expensive) modifications to make them suitable for use in aircraft. In addition, automobile engines do not have the necessary long-term endurance and reliability when operated at the higher power levels required for aircraft. Automobile engines also require more frequent servicing and can weigh up to 200 pounds more than even a conventional aircraft engine.

     The only new automotive engine manufacturers producing engines in our HP class, that have received FAA certification, are Porsche and Toyota/Lexus. We do not believe that either of these companies is currently targeting the kitbuilt segment of the experimental aircraft market with their engines. We believe the competitive issues and advantages of our Dyna-Cam Engine, as stated above, will allow us to effectively compete in the kitbuilt segment of the experimental aircraft market. For the next year, we intend to focus our marketing efforts toward this market.

MARINE AND VEHICLE APPLICATIONS

     Competition in the marine and vehicle markets will come from current manufacturers of comparably powered V-6 and V-8 engines. Our strongest competition in this market segment is likely to come from diesel engine manufacturers. Diesel engines can deliver torque and HP comparable to the Dyna-Cam Engine, and the technology is more widely accepted. We will target those segments of the market where we believe our Dyna-Cam Engine's significant advantages in power, weight and size are particularly well suited to the needs of the user. These include boating, recreational vehicles, rapid transit buses, motor homes, trucks and military vehicles. We believe our Dyna-Cam Engine will effectively compete because it can deliver similar performance with far less weight and noise, among the other advantages discussed above. We also expect the Dyna-Cam Engine can be priced competitively for these markets when production quantities are comparable to conventional engines.

PRODUCTION

     Our plan of operations anticipates that we will produce up to five engines per month by December 2001. We expect to remain at the five engines per month production level until we have completed the final analysis of our manufacturing and quality control processes and completed all operating, maintenance and overhaul manuals and documentation. We believe this will take until approximately June 30, 2002. At this point, we expect to increase production to as many as ten engines per month or more as needed to support anticipated sales. Our ability to produce engines at or beyond this level is currently limited by our facilities and equipment. By December 2001, we anticipate beginning actively seeking one or more major manufacturing sites or strategic partners to facilitate large-scale production. We believe we can contract with a major engine manufacturing plant to help fulfill any large engine production orders that are received during our initial years.

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

     Production and assembly operations will initially be at our facility adjacent to the Torrance Airport near Los Angeles. We currently have the ability to fabricate and test nearly all parts for our engine. In addition to components we manufacture at our plant, the Dyna-Cam Engine utilizes parts that can be obtained from numerous suppliers and that are not unique to our engine design (E.G., starters, spark plugs, cooling systems, etc.). As production levels increase, we expect to utilize subcontractors to supply components and assembled subsystems for installation in our engines. We anticipate continuing the machining on most of the engine's major components in our production plans.

MARKETING AND SALES

     We expect to directly market the Dyna-Cam Engine in the first two years of operations and may establish a dealership network in the future, if warranted. We plan to promote the Dyna-Cam Engine initially through air and trade show displays and demonstrations, through advertisements in specialty magazines and through our Web site at www.dynacam.com.

AIR AND TRADE SHOWS

     There are more than 450 air shows annually. These air shows provide unlimited opportunities to display and demonstrate the Dyna-Cam Engine. We believe air shows will be the best way to introduce our engine to aircraft enthusiasts and the media. An installation must be completed with a new Dyna-Cam Engine to fully demonstrate its performance capability. We purchased an aircraft that we intend to utilize as our show piece. Design work for the installation is underway, however, the installation has not been completed.

SPECIALTY MAGAZINES

     There are numerous specialty airplane magazines that will allow us to target the markets we hope to reach. We have received publicity through articles in various specialty magazines targeting the aircraft industry. The Dyna-Cam Engine has been featured in such publications as AOPA PILOT, HELICOPTER WORLD, POPULAR MECHANICS, GENERAL AVIATION NEWS & FLYER, SCIENCE AND MECHANICS, MACHINE DESIGN, PRIVATE PILOT, KIT PLANES and SPORT AVIATION.

INTERNET AND WEB SITE

     We hope to penetrate our target markets by developing an Internet presence. There are many aviation organizations and an increasing number of Web sites focusing on aviation and flying that may be targeted to publicize our entrance into the aircraft engine market.

INTELLECTUAL PROPERTY

     Dr. Herrmann, the original developer of the cam-driven engine technology, patented certain key components, such as the cam and piston design, which are now in the public domain. The 1985 Patent, issued originally to Dennis C. Palmer, our Chief Engineer, patented certain other aspects of the current version of the Dyna-Cam Engine. This patent is assigned to Dyna-Cam and will expire in January 2003. In 2000, we submitted a new patent application on various improvements identified and made to the Dyna-Cam Engine since the original patents were obtained and have received "PATENT PENDING STATUS" on this application. We intend to file additional patents domestically as well as internationally. See "DESCRIPTION OF BUSINESS - THE DYNA-CAM ENGINE - Development."

     We have also developed manufacturing processes and component designs that are considered "TRADE secrets," which we believe would make the engine difficult to produce by other manufacturers and still be competitive. As research and development continues to advance the Dyna-Cam Engine technology, new features, trade secrets and patents will be pursued to provide additional barriers to entry for the competition. We have agreements with our officers and key employees that require them to assign to Dyna-Cam any new features, trade secrets and patents developed in the future.

FACILITIES

     We currently lease a 6,000 square foot facility adjacent to the Torrance Airport in Torrance, California, near Los Angeles. See "DESCRIPTION OF PROPERTY."

EMPLOYEES

     We currently have six full-time employees. We expect to add more production employees between now and December 2001 to accommodate our anticipated production and sales plans. We anticipate that a total of nine machinists, production and assembly employees will be needed to produce ten engines per month. Additional employees will be hired as production volumes increase over this amount. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - PLAN OF OPERATIONS".

FACTORS AFFECTING FUTURE PERFORMANCE

DEVELOPMENT STAGE COMPANY

     There is no meaningful operating or financial history to evaluate our prospects for successful operations. We just recently completed the final manufacturing plan for producing our first production engine, the DC375. Previously, DCEC California, our predecessor, conducted research and development of the Dyna-Cam Engine and built and tested several prototypes. We are just commencing our first manufacturing efforts of the Dyna-Cam Engine. We have incurred operating losses and had negative cash flow since incorporation in 1993. We anticipate future losses.

     Our operations will be subject to all of the risks inherent in the establishment of a new business enterprise, particularly one that is dependent, initially, on the small aircraft industry. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with establishing a new business, including uncertainty as to production capabilities, market acceptance, marketing methods, expenses and competition. In addition, until we sell engines, our operations will not result in cash flow sufficient to finance the continued expansion of our new business or to pay off our debt.

ADDITIONAL CAPITAL REQUIREMENTS

     Our proposed plan of operations, even if successful, may not result in cash flow sufficient to finance the continued expansion of our business. We need funds to acquire materials, components and additional tooling to assemble and manufacture the initial production Dyna-Cam Engines and to implement sales, marketing and promotional activities. We will also require substantial additional capital for our operations and anticipated expansion. There can be no assurance we will be successful in obtaining any additional equity capital or other financing or, if obtained, that such capital will be obtained at a reasonable cost.

ACCEPTANCE OF THE DYNA-CAM ENGINE

     If the Dyna-Cam Engine does not receive consumer or industrial acceptance as we anticipate, our revenues and operating results will likewise not reach the levels we anticipate. Our Dyna-Cam Engine has no brand name recognition as do our competitors' engines. The Dyna-Cam Engine is based on a design that is not currently produced. Actual performance of production engines may not match test results of our prototype engines. If the actual performance of our engine is not substantially better than the performance of conventional engines, our Dyna-Cam Engine may not attain the market acceptance we anticipate. Acceptance of our Dyna-Cam Engine by both individual and industrial users will be critical to the success of our business.

     We intend at this time to manufacture one product, the Dyna-Cam Engine. Consumer and industrial acceptance of this engine will be critical to our success. While we intend to vary the sizes of engines manufactured, we will initially only manufacture one size engine, which will also limit potential market acceptance.

MANUFACTURING

     The engine manufacturing business is labor and capital intensive and subject to many risks. Some of these risks include lack of supply of raw materials or component parts, increasing prices of materials, components and equipment, warranty and product liability claims, work stoppages, strikes or other labor difficulties, and changes in governmental regulations. The occurrence of any one of these factors could increase our costs of production or otherwise adversely affect our operations.

     Because the Dyna-Cam Engine has only been produced on a prototype basis, we have no experience in mass production of these engines. We do not know if we will be able to control production and quality control issues once manufacturing begins. Defects in our manufacturing process or the engines produced would cause our costs to exceed those projected and could result in substantial warranty or product liability claims and harm our industry reputation, which would diminish acceptance of our engines in targeted markets.

     While we have projected manufacturing costs and believe that we can manufacture the Dyna-Cam Engine and sell it profitably, our projections may prove inaccurate due to many factors. It is also possible that while Dyna-Cam Engine manufacturing may be profitable at certain levels, our sales may never reach such levels or, due to capital constraints, we may be unable to achieve optimum levels of manufacturing. If our costs of manufacturing or other costs associated with warranty or liability claims exceed our projected costs, our projected margins may not be realized and we may never achieve profitable operations.

DEPENDENCE ON SUPPLIERS AND SUBCONTRACTORS

     In order to control costs and scheduling, we expect to perform most of the machining of the Dyna-Cam Engine internally. However, we also expect to use subcontractors to supply components and assembled subsystems for installation in our engines. For instance, we expect to purchase castings, forgings and bearings from outside suppliers such as Alcoa Aluminum, Torrington and Timken Bearing. Because we have not yet manufactured production engines, we have a limited basis upon which to judge the performance of subcontractors. We have had discussions with certain subcontractors and intend to obtain written agreements following an evaluation of initial subcontractor performance. Our inability to obtain timely delivery from our subcontractors or to locate alternate sources of supply could cause a loss of customer orders. Failure to satisfy market demand could result in failure to achieve our sales objectives.

DEPENDENCE ON KEY PERSONNEL

     We will be dependent on the continued services of Dennis C. Palmer, our Executive Vice President and Chief Engineer. The loss of Mr. Palmer could have an adverse effect on meeting our production and financial performance objectives. We have an employment agreement in place with Mr. Palmer and have purchased a key-man life insurance policy on Mr. Palmer. However, there is no assurance that we will not lose his services or the services of other key personnel and we may not be able to timely replace any personnel if we do lose their services.

COMPETITION

     We intend to initially target the experimental aircraft market. This area is highly competitive and dominated by well-established engine manufacturers with financial, operating, promotional and other resources far in excess of ours. We may not be able to compete successfully with current products or new technology that is introduced by existing manufacturers or others that may enter this market in the future.

LIMITED INTELLECTUAL PROPERTY PROTECTION

     We are relying on patent, trade secret, nondisclosure, confidentiality and non-competition rights to protect our limited intellectual property rights. The 1985 Patent expires in January 2003 and will be in the public domain. We have developed numerous modifications to the original design, which we believe to be patentable, and we have filed an additional patent application in the United States. We also expect to file for patents internationally. There is no assurance that any patents will be issued and if issued that these patents will not be challenged. It is also possible that claims will be made that the Dyna-Cam Engine is in the public domain. Even if our patents and other intellectual property rights are valid and enforceable, the cost of defending any claims may be substantial. We may also face the prospect of infringement by others, yet be unable to bear the costs of any defense or prosecution of claims related to our intellectual property rights.

PRODUCT LIABILITY

     We intend to initially target the small aircraft business for sales of our Dyna-Cam Engine. Small aircraft are more prone to crashes than larger, commercial aircraft. If an aircraft with one of our engines is involved in a crash, a product liability lawsuit would be likely. If any such claim were successful, our industry reputation and financial condition could be severely damaged. Liability insurance may not be available or may be too expensive to be economically justifiable to insure against the risk of product liability claims.

ITEM 2. DESCRIPTION OF PROPERTY

     We currently lease a 6,000 square foot facility adjacent to the Torrance Airport in Torrance, California, near Los Angeles. The term of the lease is month to month and the monthly rental payment is approximately $2,800. This facility will be suitable in the early stages of production, but we may need additional space in the near term. We believe additional space will be available in or near our existing facility and we do not expect any difficulty finding larger and more suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

     We are not involved in any litigation, nor are we aware of any potential or threatened litigation, or any asserted claims that may result in litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKETS

     Our common stock is not yet traded on any established market or exchange. A market maker has applied with the NASD for qualifications to trade our stock in the over the counter market. This market maker has indicated its willingness to apply to list our stock on the OTC Bulletin Board. We cannot guarantee that our stock will be qualified for over the counter trading or meet the criteria for listing in the OTC Bulletin Board, or if successful in becoming listed, that a market for our common stock will develop.

SHAREHOLDERS

     At July 16, 2001, approximately 85 shareholders of record and approximately 250 beneficial owners held shares of the common stock of Dyna-Cam. In many instances, a registered shareholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. Computershare Investor Services is our common stock transfer agent and warrant agent for our Series A to F Warrants. Computershare is located at 12039 West Alameda Parkway, Suite Z-2, Lakewood, CO 80228 and their telephone number is
(303) 986-5400.

DIVIDENDS

     Under Nevada law, dividends may only be paid out of net profits. Holders of our common stock are entitled to receive dividends only as declared by our Board of Directors. We have never declared or paid a dividend on our common stock or on our Series A Preferred stock. We do not intend to pay dividends in the foreseeable future.

     The Series A Preferred stock provides for dividends at the rate of $0.10 per share per annum (10% of the liquidation preference amount), pro rated for the period the shares are actually outstanding. Dividends are cumulative payable only when declared by the Board of Directors. Dividends automatically accrue upon conversion of the Series A Preferred stock and are to be paid in shares of common stock at the conversion value then in effect for the Series A Preferred stock. No dividends have been declared by the Board of Directors. If cash dividends were to be paid, the Series A Preferred stock would have preference in payment of dividends over the common stock and any other series of preferred stock later designated. Undeclared cumulative dividends as of March 31, 2001 for the Series A Preferred stock totaled $82,098, or $.06 per share of Series A Preferred stock.

     We are also subject to restrictions on the payment of dividends under the terms of an Existing Shareholders Rights Agreement with Chasseur Holdings, Inc. and a Rights Agreement with Aztore Holdings, Inc. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

PENNY STOCK REGULATION

     Broker-dealer practices in connection with transactions in "PENNY STOCKS" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to other than established customers or accredited investors.

     The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our securities become subject to the penny stock rules, investors may find it more difficult to sell their securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations, financial projections and performance and acceptance of our product in the marketplace. Our actual results could differ materially from those discussed. Factors that could cause or contribute to differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB, or incorporated herein by reference. See "SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS" at the beginning of this Form 10-KSB.

INTRODUCTION

     Dyna-Cam Engine Corporation, our predecessor, was originally incorporated in California in 1993 ("DCEC CALIFORNIA"). TSI Handling, Inc. ("TSIH") was incorporated in Nevada in July 1999. Effective March 31, 2000, TSIH acquired all of the assets of DCEC California in exchange for 30,000,000 shares of TSIH common stock and 200,000 shares of TSIH Series A Preferred stock, plus the assumption of scheduled DCEC California liabilities (the "ASSET ACQUISITION"). Immediately following the Asset Acquisition, the stockholders of DCEC California held approximately 85% of the outstanding shares of common stock of TSIH. Subsequent to the Asset Acquisition, TSIH amended its Articles of Incorporation to change its name to Dyna-Cam Engine Corporation ("DYNA-CAM"). DCEC California was renamed DC Engine Corporation and is in the process of distributing its remaining assets and liquidating.

     For financial accounting purposes, the Asset Acquisition has been treated as a recapitalization of DCEC California with DCEC California as the purchaser of TSIH. The financial statements included in this Form 10-KSB have been prepared to give retroactive effect of the Asset Acquisition and to represent the historical operations of DCEC California. Consistent with financial accounting requirements, all of DCEC California's assets, liabilities and accumulated deficit are reflected at their combined historical cost (as the accounting acquirer) and the preexisting outstanding shares of TSIH (the accounting acquiree) are reflected at their net asset value, which was not material. TSIH had no significant operations, assets or liabilities prior to the Asset Acquisition.

     We are developing and intend to manufacture, market and sell our unique, axial cam-drive, free piston design, internal combustion engine, which we believe offers a number of significant advantages over conventional piston engines. Although originally designed for use in aircraft, we believe the Dyna-Cam Engine has numerous additional potential uses, particularly in marine, industrial, heavy automotive and military applications. The initial model of the Dyna-Cam Engine is ready for production and we intend to initially target the "KITBUILT" segment of the experimental aircraft market with this model. We plan to start delivering engines for retail sale by December 2001. We plan to develop other sizes and variations of the Dyna-Cam Engine and we hope to target other markets in the future.

     Our operations will be subject to all of the risks inherent in the establishment of a new business enterprise, particularly one that is dependent, initially, on the small aircraft industry. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with establishing a new business, including uncertainty as to production capabilities, market acceptance, marketing methods, expenses and competition. In addition, until we sell engines and can sell them profitably, our operations will not result in cash flow sufficient to finance the continued expansion of our business or to pay off our debt.

     A substantial portion of our capital will be applied to the acquisition of materials, components and additional tooling, assembly and labor to manufacture the initial Dyna-Cam Engines and to implement sales, marketing and promotional activities. Even after production and sales commence, we may require substantial additional capital for assembly or manufacturing activities, for purchase of additional engine components or for marketing and advertising activities.

RESULTS OF OPERATIONS

     The following discussion provides information that we believe will help you understand our financial statements, and should be read along with our financial statements and related notes included in this Form 10-KSB. We have continued as a development stage company during the fiscal year ended March 31, 2001 and will continue to report as such until sales of our Dyna-Cam Engines occur.

     FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000. We had no revenues during either the fiscal year ended March 31, 2001 or the fiscal year ended March 31, 2000. Our loss from operations for fiscal year ended March 31, 2001 amounted to $634,541 compared to a loss from operations for the fiscal year ended March 31, 2000 of $292,403. The following table presents the components of our loss from operations:

                                           For the fiscal year ended March 31,
                                          -------------------------------------
                                                2001                 2000
                                          ----------------     ----------------
                                           Amount      %        Amount      %
                                          --------   -----     --------   -----

Research and development                  $100,751    15.9     $ 63,892    21.9
General and administrative                 170,816    26.9      113,506    38.7
Legal and professional fees                281,895    44.4       49,899    17.1
Depreciation and amortization               81,079    12.8       65,106    23.3
                                          --------   -----     --------   -----
                                          $634,541   100.0     $292,403   100.0
                                          ========   =====     ========   =====

     Research and development costs increased by $36,859 to $100,751 for the fiscal year ended March 31, 2001 compared to $63,892 for the fiscal year ended March 31, 2000. The major component of the increase was $60,000 in salary expense paid to Dennis C. Palmer for the first year of his employment contract effective April 1, 2000. This compares to salary expense to Mr. Palmer of $27,500 for the fiscal year ended March 31, 2000. The balance of the increase in research and development costs was due to increased expenditures on shop supplies, tooling, machining and miscellaneous tools.

     General and administrative expenses increased by $57,310 to $170,816 for the fiscal year ended March 31, 2001 compared to $113,506 for the fiscal year ended March 31, 2000. The major component of the increase was $60,000 in salary expense paid to Patricia J. Wilks for the first year of her employment contract effective April 1, 2000. This compares to salary expense to Ms. Wilks of $25,000 for the fiscal year ended March 31, 2000. The other major components of general and administrative expenses that increased for the fiscal year ended March 31, 2001, were wages paid to a new bookkeeper/office assistant by approximately $16,000; marketing, advertising and shareholder expenses, by approximately $17,000; and group medical, liability and key-man life insurance, by approximately $4,100. These increases were offset by reduced expenditures on travel, consulting, office supplies and repairs and maintenance, resulting in a net overall increase in general and administrative expenses.

     Legal and professional fees increased by $231,996 to $281,895 for the fiscal year ended March 31, 2001 compared to $49,899 for the fiscal year ended March 31, 2000. The components of legal and professional fees are as shown in the following table:

                                           Fiscal year ended March 31,
                                           ---------------------------
                                              2001            2000
                                            --------        --------
Audit fees                                  $ 23,512        $     --
Aztore financial consulting fees             205,500              --
Consulting fees - Jack E. Dahl                 4,500              --
SEC related legal fees                        17,835              --
Patent related legal fees                      7,175              --
Other legal and professional                  21,361              --
Litigation defense                             2,012          49,899
                                            --------        --------
                                            $281,895        $ 49,899
                                            ========        ========

     Audit fees represent the fees incurred for the audit of our financial statements for the fiscal years ended March 31, 2000 and 1999.

     A major component of legal and professional fees for the fiscal year ended March 31, 2001 relate to the financial management services of Aztore Holdings, Inc. ("AZTORE"). Aztore is a Phoenix, Arizona-based, investment and consulting company that provides corporate restructuring and consulting services. Prior to the Asset Acquisition, Aztore was not related to Dyna-Cam. After the Asset Acquisition, Aztore became a related party. Michael S. Williams, currently a director of Dyna-Cam, and Lanny R. Lang, currently an officer of Dyna-Cam, are also officers and directors of Aztore. Aztore directly and indirectly owns approximately 15% of our voting stock. Aztore's services for the fiscal year ended March 31, 2001 included audit preparation and coordination, corporate restructuring and implementation, and assistance in capital and strategic planning, including services related to a private placement of shares of our Series A Preferred stock ("SERIES A Offering").

     Costs associated with Aztore's activities for the fiscal year ended March 31, 2001 totaled $214,500. Though May 31, 2000, Aztore's fees totaled $69,000 and Aztore converted $27,600 of this fee into 27,600 shares of Series A Preferred stock. A portion of Aztore's fees for this period ($9,000) were related to an offering of Series A Preferred stock and were recorded as a reduction of paid-in-capital. Effective June 1, 2000, our agreement with Aztore was amended to provide for a fixed monthly fee of $15,000 for their services, including the services of Jack E. Dahl from June 2000 through February 2001. Starting July 1, 2001, Aztore's fee will be $10,000 per month.

     From June 2000 through February 2001, Mr. Dahl's services were provided under our agreement with Aztore. Starting March 1, 2001, Mr. Dahl became a direct paid consultant of Dyna-Cam. The consulting fees to Mr. Dahl represent his services as a direct paid consultant for March 2001. On April 20, 2001, Mr. Dahl was hired as our President and is paid a salary of $5,000 per month for a minimum of 100 hours of service per month.

     All of the legal and professional fees for the comparable fiscal year ended March 31, 2000 were incurred to defend actions brought against Dyna-Cam by a noteholder whom was owed approximately $343,000. This individual made a claim for $15,000,000 in damages. The litigation was settled and $193,603 was paid in the fiscal year ended March 31, 2001 in full satisfaction of the claim.

     Depreciation and amortization increased by $15,973 to $81,079 for the fiscal year ended March 31, 2001 compared to $65,106 for the fiscal year ended March 31, 2000 due to an increase in machinery and equipment purchased between the two periods. Our capitalized machinery and equipment increased by $125,552 during the period, most significantly for a Cessna 337 airplane that we acquired in September 2000 for $80,320 and a vehicle that we acquired for $24,000, financed through a bank loan. The airplane is being depreciated on a straight-line basis over seven years.

     Other income (expense) consisted of the following items:

                                                 Fiscal year ended March 31,
                                                 ---------------------------
                                                    2001             2000
                                                 ---------        ---------
Interest expense                                 $ (81,553)       $ (50,636)
Interest income                                      4,545              370
Extraordinary gain                                      --          189,679

     Interest expense increased by $30,917 to $81,553 for the fiscal year ended March 31, 2001 compared to $50,636 for the fiscal year ended March 31, 2000. This increase was due to an SBA loan being outstanding during the entire period resulting in increased interest expense of approximately $4,300; the Aztore bridge loan and other borrowings, outstanding during the first half of the fiscal year, resulting in increased interest expense of approximately $23,700; a borrowing from an unaffiliated individual resulting in increased interest expense of approximately $2,600; and a new vehicle note payable resulting in increased interest expense of approximately $1,900. Two debt obligations outstanding and in default as of March 31, 2000 were paid off shortly after this fiscal year-end and offset the total interest expense increase for the fiscal year ended March 31, 2001.

     The extraordinary gain for the fiscal year ended March 31, 2000 was due to the settlement of two debt obligations that were in default. The balance due on an Economic Development Commission note was $51,811 and was settled for $12,000, resulting in an extraordinary gain of $39,811 for the year ended March 31, 2000. A noteholder who was owed approximately $343,000, and who made a claim for $15,000,000 in damages against Dyna-Cam, settled their note for $193,603, resulting in an extraordinary gain of $149,868 for the year ended March 31, 2000. Both these settlement amounts were paid subsequent to March 31, 2000 in full satisfaction of the claims.

     As a result of the above, our total net loss for the fiscal year ended March 31, 2001 was $711,549, or $0.02 per share, compared to a total net loss for the fiscal year ended March 31, 2000, including the extraordinary gain, of $152,990, or $0.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through March 31, 2001, we have been a development stage company. No engines have been available for sale. Financing in the past has been from both equity and loan placements. As of March 31, 2001 cash and cash equivalents were $8,954, a decrease of $25,591 from the total of $34,545 as of March 31, 2000.

     Our cash used in operating activities for the fiscal year ended March 31, 2001 was $460,714. For the fiscal year ended March 31, 2001, cash generated from financing activities, principally new equity financing obtained from our Series A Offering, was used in our operating activities.

     Cash used in investing activities was solely for the purchase of machinery and equipment. Expenditures for machinery and equipment for the fiscal year ended March 31, 2001 were $125,552. Our most significant capital investments during the fiscal year ended March 31, 2001 was for a Cessna 337 Skymaster twin-engine airplane for $80,320 and a vehicle that we purchased for $24,000.

     The net cash provided by financing activities was $560,675 for the fiscal year ended March 31, 2001. We obtained $1,125,000 ($910,048 net of placement fees) of new funding through March 31, 2001 from the Series A Offering. Fees, commissions and expenses incurred in connection with our Series A Offering are recorded as a reduction of paid-in-capital. Early in the fiscal year, we drew down $275,000, the balance of a bridge loan provided by Aztore, which was repaid from the proceeds of our Series A Offering. In addition to supporting operations, cash provided by financing activities during the fiscal year ended March 31, 2001 was used for the repayment of $279,050 of debt obligations and principal repayments on capitalized leases of $26,923.

     LINE OF CREDIT FACILITY. Subsequent to March 31, 2001, we obtained a secured line of credit (the "LOC") from Aztore. The LOC provides for borrowings of up to $400,000 and is secured by a lien on all assets. The LOC expires on October 31, 2001 unless certain operating goals are met, as defined in the LOC agreement. If the operating goals are met, the due date of the LOC is extended six months for no additional commitment or origination fee. If the operating goals are not achieved, the LOC may still be extended, subject to additional commitment and origination fees. Interest accrues and is payable monthly on advances under the LOC at 12% per annum. The LOC is convertible at Aztore's option into Series A Preferred stock at a $1.00 per share. Draws under the LOC are based upon an agreed monthly budget. The LOC Agreement includes customary loan covenants including restrictions on management changes and information rights. As of July 16, 2001, we had borrowed $200,000 under the LOC.

     DEBT STRUCTURE AS OF MARCH 31, 2001. As of March 31, 2001 our SBA loan balance outstanding was $305,317. The interest rate on this loan is at prime rate plus 2.75%. There is no additional borrowing capacity on this loan, which requires monthly payments of approximately $4,700. We also have an outstanding loan of $18,680 related to the purchase of a truck, guaranteed by Dennis C. Palmer, and which carries a 12.90% interest rate. We borrowed $30,000 from an unaffiliated individual, which is outstanding as of March 31, 2001. This loan bears interest at 12% and is due on demand. Between April 1999 and September 1999, we entered into certain long-term capitalized equipment lease obligations. The interest factors on these leases range from 10.18% to 24.53%. The lease obligations total $83,910 as of March 31, 2001 and require aggregate monthly payments of approximately $3,900. Because we have no cash flow from operations and until we commence sale of our engines, all payments on our debt obligations will be made from proceeds from our equity placements or the LOC borrowings.

     At March 31, 2001, we had no other credit facilities, such as a bank line of credit, and do not believe we would qualify for a conventional bank line of credit. We believe our best alternative for additional financing is through additional equity placements. In the event that investor interest in our equity placements declines substantially or ceases entirely, we will have to execute alternative capital plans or curtail our plan of operations.

PLAN OF OPERATIONS

     Our plan of operations anticipates that we will produce up to five engines per month by December 2001. We expect to remain at the five engine per month production level until we have completed the final analysis of our manufacturing and quality control processes and completed all operating, maintenance and overhaul manuals and documentation. We believe this will take until approximately June 30, 2002. At this point, we expect to increase production to as many as ten engines per month or more as needed to support anticipated sales. Our ability to produce engines at or beyond this level is currently limited by our facilities and equipment. See "LIQUIDITY AND CAPITAL RESOURCES" for additional discussion.

     By December 2001, we anticipate beginning to actively seek one or more major manufacturing sites or strategic partners to facilitate large-scale production. We believe we can contract with a major engine manufacturing plant to help fulfill any large engine production orders that are received during our initial years. We are in discussions with Super Skyrocket, L.L.C. ("SSR"), one of the premier airplane modifiers in the country, to install our Dyna-Cam Engine in our company-owned Cessna 337 Skymaster and assist us with in-flight testing and regulatory filings. SSR modifies 337 Skymasters into Riley Skyrockets(TM) and Riley Super Skyrockets(TM). We are also reviewing SSR's capabilities to become a manufacturing strategic partner to facilitate our future large-scale production.

     For the next nine months, through the end of our fiscal year on March 31, 2002, our total additional capital needs, provided we receive adequate funding, is estimated to be approximately $1,000,000. Of this total, $400,000 will be for research and development expenses, $100,000 will be for capital equipment, $250,000 will be for general and administrative expenses, $100,000 will be for sales and marketing expenses and $150,000 will be for legal and professional fees. We are planning another equity placement to provide additional capital beyond the LOC and, if sufficient equity funding is raised, to pay back any loans outstanding under the LOC.

     RESEARCH AND DEVELOPMENT. We believe the cost of research and development activities through the end of our fiscal year on March 31, 2002 will be approximately $400,000. We expect to add two to four production employees between now and December 2001. We anticipate that a total of nine machinists, production and assembly employees will be needed to produce ten engines per month, as well as to continue research and development for alterations in the engine design to accommodate different horsepower, torque, fuel type and other modifications. Assuming a total of nine new employees are added, the cost for these employee additions is estimated to be less than $300,000. Until we commence selling engines, the cost of these employees will be charged to research and development. By December 2001, we expect to be an operating company with engines being manufactured and sold. At this time, the costs of these employees will be allocated to work-in-process inventory as appropriate and charged to costs of goods sold as sales are made. Without adequate funding, we will decrease our research and development expenditures to less than $100,000. Research and development activities for modifications or alterations in the engine design will likely be delayed or suspended without adequate funding.

     CAPITAL EQUIPMENT. Additional equipment will be needed to increase production from five engines per month to ten engines per month and for any additional higher monthly production volumes. Our estimated capital equipment expenditures through the end of our fiscal year on March 31, 2002 are estimated to be approximately $100,000. We intend to borrow $60,000 secured by our Cessna 337 airplane that we purchased in September 2000 to finance some of these capital equipment expenditures. In the near term, we expect to contract with third parties for certain parts production.

     GENERAL AND ADMINISTRATIVE. We anticipate that general and administrative expenses, which includes officer and administrative salaries, travel, consulting, office supplies and repairs and maintenance expenditures, will be approximately $250,000 through the remainder of our fiscal year on March 31, 2002. This includes the salary of Jack E. Dahl, who was hired as our President on April 20, 2001.

     SALES AND MARKETING. To promote the Dyna-Cam Engine, among other items, we believe it will be necessary to incur expenditures for trade show participation, demonstrations and exhibits, marketing materials, advertisements and promotional expenditures and additional Web site development. We anticipate that approximately $100,000 will be required for these sales and marketing activities through the end of our fiscal year on March 31, 2002. As additional markets develop for the Dyna-Cam Engine, sales and marketing expenditures will correspondingly increase.

     LEGAL AND PROFESSIONAL. There will be costs estimated at approximately $150,000 through the end of our fiscal year on March 31, 2002 for continuing accounting, legal and business consulting expenses. These expenses include the services of Aztore; legal fees and costs related to SEC reporting and compliance requirements as a fully reporting public company, auditor's fees and legal fees for expanded patent, trademark and intellectual property protection.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants ...................................  26

Balance Sheet as of March 31, 2001 .........................................  27

Statements of Operations for the fiscal years ended
 March 31, 2001 and 2000 ...................................................  28

Statement of Stockholders' Equity (Deficit) for the fiscal
 years ended March 31, 2001 and 2000 .......................................  29

Statements of Cash Flows for the fiscal years ended
 March 31, 2001 and 2000 ...................................................  31

Notes to Financial Statements ..............................................  33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of Dyna-Cam Engine Corporation


     We have audited the accompanying balance sheet of Dyna-Cam Engine Corporation, a development stage company, as of March 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dyna-Cam Engine Corporation as of March 31, 2001 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2001, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses for the years ended March 31, 2001 and 2000 and has negative working capital of $75,480 as of March 31, 2001. In addition, the Company has not yet obtained capital needed to achieve management's plans and support its operations and there is no assurance that the Company will be able to raise such financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ WEBER & COMPANY, P.C.

Scottsdale, Arizona
June 29, 2001

                           DYNA-CAM ENGINE CORPORATION

                                  BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)

                                                                     March 31,
                                                                       2001
                                                                    -----------
ASSETS

Current assets:
  Cash and cash equivalents                                         $     8,954
  Inventory                                                             194,572
                                                                    -----------
        Total current assets                                            203,526

Machinery and equipment, net                                            359,929
Patents and intellectual property rights                                     --
                                                                    -----------
                                                                    $   563,455
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                  $    45,114
  Due to related party                                                  125,053
  Accrued interest payable                                                4,095
  Customer deposits                                                      15,000
  Short-term borrowings                                                  30,000
  Current portion of long-term debt and capitalized
   lease obligations                                                     59,744
                                                                    -----------
        Total current liabilities                                       279,006

Long-term debt, less current portion                                    292,694
Capitalized lease obligations, less current portion                      55,469
                                                                    -----------
        Total liabilities                                               627,169
                                                                    -----------

Commitments and Contingencies                                                --
                                                                    -----------

Stockholders' deficit:
  Preferred stock - Series A; $1.00 liquidation value,
   authorized 6,000,000 shares, 1,362,199 shares issued
   and outstanding                                                    1,362,199
  Preferred stock - undesignated; $.001 par value, authorized
   4,000,000 shares, no shares issued and outstanding                        --
  Common stock; $.001 par value, authorized 65,000,000 shares,
   35,014,635 shares issued and outstanding                              35,015
  Additional paid in capital                                            544,877
  Accumulated deficit                                                (2,005,805)
                                                                    -----------
        Total stockholders' deficit                                     (63,714)
                                                                    -----------
                                                                    $   563,455
                                                                    ===========

       The accompanying notes are an integral part of this balance sheet.

                           DYNA-CAM ENGINE CORPORATION

                            STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                                    For the fiscal    For the fiscal     Inception to
                                                      year ended        year ended      March 31, 2001
                                                    March 31, 2001    March 31, 2000     (unaudited)
                                                    --------------    --------------    --------------
REVENUES:                                            $         --      $         --      $         --
                                                     ------------      ------------      ------------
OPERATING EXPENSES:
  Research and development                                100,751            63,892           532,123
  General and administrative                              170,816           113,506           949,709
  Legal and professional fees                             281,895            49,899           425,836
  Depreciation and amortization                            81,079            65,106           251,073
                                                     ------------      ------------      ------------
         Total operating expenses                         634,541           292,403         2,158,741
                                                     ------------      ------------      ------------
LOSS FROM OPERATIONS                                     (634,541)         (292,403)       (2,158,741)
                                                     ------------      ------------      ------------
OTHER INCOME (EXPENSE):
  Interest expense                                        (81,553)          (50,636)         (424,238)
  Interest income                                           4,545               370            19,070
  Grant income                                                 --                --           442,295
  Other expense                                                --                --           (73,870)
                                                     ------------      ------------      ------------
         Total other expense                              (77,008)          (50,266)          (36,743)
                                                     ------------      ------------      ------------
LOSS BEFORE EXTRAORDINARY ITEM                           (711,549)         (342,669)       (2,195,484)
                                                     ------------      ------------      ------------
EXTRAORDINARY ITEM:
  Debt forgiveness income, no income tax effect                --           189,679           189,679
                                                     ------------      ------------      ------------
NET LOSS                                             $   (711,549)     $   (152,990)     $ (2,005,805)
                                                     ============      ============      ============
NET LOSS PER COMMON SHARE:
  Basic: Before Extraordinary Item                  $     (0.020)     $     (0.010)     $     (0.072)
         Extraordinary Item                                   --             0.005             0.006
                                                    ------------      ------------      ------------
         Total Basic                                $     (0.020)     $     (0.005)     $     (0.066)
                                                    ============      ============      ============

  Diluted: Before Extraordinary Item                $     (0.020)     $     (0.010)     $     (0.072)
           Extraordinary Item                                 --             0.005             0.006
                                                    ------------      ------------      ------------
           Total Diluted                            $     (0.020)     $     (0.005)     $     (0.066)
                                                    ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                35,014,635        34,596,752        30,690,096
                                                     ============      ============      ============
  Diluted                                              35,014,635        34,596,752        30,690,096
                                                     ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                           DYNA-CAM ENGINE CORPORATION

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          (A DEVELOPMENT STAGE COMPANY)
               FOR THE FISCAL YEARS ENDED MARCH 31, 2001 AND 2000

                                 Series A Preferred stock        Common stock         Additional                     Total
                                 ------------------------   -----------------------     Paid-in     Accumulated   Stockholders'
                                    Number      Amount         Shares       Amount      Capital       deficit       (deficit)
                                  ---------   ----------    -----------    --------    ---------    -----------    -----------
December 17, 1993 (date
 of inception), initial
 capitalization by founders              --   $       --     30,000,000    $ 30,000    $  (2,718)   $        --    $    27,282

Shares issued under
 Regulation A Offering                   --           --         43,161          43       94,957             --         95,000
Shares issued for cash to
 an individual                           --           --      1,266,823       1,267      298,733             --        300,000
Shares issued for
 services rendered                       --           --          2,272           2          998             --          1,000
Shares issued under
 Private Placement                       --           --         54,898          55      140,945             --        141,000
Shares issued for cash
 to an individual                        --           --        236,259         236       14,764             --         15,000
Shares issued under
 Private Placement                       --           --         10,374          11       27,389             --         27,400
Shares issued to principals
 for guarantees and pledge
 of collateral                           --           --     10,222,420      10,222       58,715             --         68,937
Net loss                                 --           --             --          --           --     (1,141,266)    (1,141,266)
                                  ---------   ----------    -----------    --------    ---------    -----------    -----------
Balance, March 31, 1999                  --           --     41,836,207      41,836      633,783     (1,141,266)      (465,647)

Shares issued for consulting
 services rendered                       --           --      2,716,589       2,717       14,783             --         17,500
Shares issued to principals to
 settle compensation claims              --           --      7,950,771       7,951       44,549             --         52,500

                                   -CONTINUED-

                           DYNA-CAM ENGINE CORPORATION

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          (A DEVELOPMENT STAGE COMPANY)
               FOR THE FISCAL YEARS ENDED MARCH 31, 2001 AND 2000

                                   -CONTINUED-


                                  Series A Preferred stock        Common stock         Additional                     Total
                                  ------------------------   -----------------------     Paid-in     Accumulated   Stockholders'
                                     Number      Amount         Shares       Amount      Capital       deficit       (deficit)
                                   ---------   ----------    -----------    --------    ---------    -----------    -----------
Shares issued for Bridge Loan
 commitment and origination fee           --           --      3,710,361       3,710       20,790             --         24,500
Preferred stock issued
 to settle debt                      200,000      200,000             --          --       24,725             --        224,725
Recapitalization as a result of
 Reverse Acquisition                      --           --    (21,199,293)    (21,199)      21,199             --             --
Net loss                                  --           --             --          --           --       (152,990)      (152,990)
                                   ---------   ----------    -----------    --------    ---------    -----------    -----------
Balance, March 31, 2000              200,000      200,000     35,014,635      35,015      759,829     (1,294,256)      (299,412)

Preferred stock issued for cash    1,125,000    1,125,000             --          --     (214,952)            --        910,048
Preferred stock issued for
 services rendered                     9,599        9,599             --          --           --             --          9,599
Preferred stock issued to
 settle debt                          27,600       27,600             --          --           --             --         27,600
Net loss                                  --           --             --          --           --       (711,549)      (711,549)
                                   ---------   ----------    -----------    --------    ---------    -----------    -----------

Balance, March 31, 2001            1,362,199   $1,362,199     35,014,635    $ 35,015    $ 544,877    $(2,005,805)   $   (63,714)
                                   =========   ==========    ===========    ========    =========    ===========    ===========

   The accompanying notes are an integral part to these financial statements.

                           DYNA-CAM ENGINE CORPORATION

                            STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                  For the fiscal     For the fiscal      Inception to
                                                                    year ended         year ended       March 31, 2001
                                                                  March 31, 2001     March 31, 2000       (unaudited)
                                                                  --------------     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (711,549)       $  (152,990)       $(2,005,805)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Gain on debt extinguishment                                              --           (189,679)          (189,679)
   Depreciation and amortization                                        81,079             65,106            251,073
   Common stock issued for guarantees and pledge of collateral              --                 --             68,937
   Common stock issued for services rendered                                --             17,500             18,500
   Common stock issued to settle compensation claims                        --             52,500             52,500
   Amortization of deferred financing costs                             24,500                 --             24,500
   Preferred stock issued for services rendered                          9,599                 --              9,599
   Note payable issued for services rendered                            69,000                 --             69,000
   Changes in assets and liabilities:
    Increase in inventory                                              (91,147)           (46,682)          (194,572)
    Decrease in prepaid expenses                                            --              3,653                 --
    Increase in accounts payable                                        31,420              5,720             45,114
    Increase in due to related party                                   125,053                 --            125,053
    Increase in accrued interest payable                                 1,331             25,555              4,095
    Increase in customer deposits                                           --             10,000             15,000
                                                                   -----------        -----------        -----------
         Net cash used in operating activities                        (460,714)          (209,317)        (1,706,685)
                                                                   -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of machinery and equipment                                (125,552)          (144,841)          (462,851)
                                                                   -----------        -----------        -----------
         Net cash used in investing activities                        (125,552)          (144,841)          (462,851)
                                                                   -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock, net of placement fees                   910,048                 --            910,048
  Issuance of common stock                                                  --                 --            605,682
  Borrowings on notes payable                                           31,600            330,341           1,132,237
  Repayments on notes payable                                         (279,050)           (53,205)           (405,236)
  Proceeds from Bridge Loan                                            275,000             75,000             350,000
  Payments on Bridge Loan                                             (350,000)                --            (350,000)
  Principal repayments on capital leases                               (26,923)           (17,803)            (64,241)
                                                                   -----------        -----------         -----------
         Net cash provided by financing activities                     560,675            334,333           2,178,490
                                                                   -----------        -----------         -----------

                                   -CONTINUED-

                           DYNA-CAM ENGINE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   -CONTINUED-

                                                              For the fiscal      For the fiscal       Inception to
                                                                year ended          year ended        March 31, 2001
                                                              March 31, 2001      March 31, 2000        (unaudited)
                                                              --------------      --------------      --------------

NET (DECREASE) INCREASE IN CASH                                    (25,591)            (19,825)               8,954
CASH, beginning of period                                           34,545              54,370                   --
                                                               -----------         -----------          -----------
CASH, end of period                                            $     8,954         $    34,545          $     8,954
                                                               ===========         ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                       $    60,952         $    18,890          $    48,960
                                                               ===========         ===========          ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Preferred  stock  issued upon  conversion  of debt and
   related accrued interest                                    $    27,600         $   224,725          $   252,325
                                                               ===========         ===========          ===========
  Machinery and equipment acquired under
   capitalized leases                                          $        --         $   106,186          $   148,151
                                                               ===========         ===========          ===========
  Common stock issued for Bridge Loan commitment
   and origination fee                                         $        --         $        --          $    68,937
                                                               ===========         ===========          ===========
  Common stock issued for services rendered                    $        --         $    17,500          $    18,500
                                                               ===========         ===========          ===========
  Common stock issued to settle compensation claims            $        --         $    52,500          $    52,500
                                                               ===========         ===========          ===========
  Common stock issued for Bridge Loan commitment
   and origination fee                                         $        --         $    24,500          $        --
                                                               ===========         ===========          ===========
  Preferred stock issued for services rendered                 $     9,599         $        --          $     9,599
                                                               ===========         ===========          ===========
  Note payable issued for services rendered                    $    69,000         $        --          $    69,000
                                                               ===========         ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                           DYNA-CAM ENGINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2001

(1) ORGANIZATION AND OPERATIONS

HISTORY AND CURRENT OPERATIONS

Dyna-Cam Engine Corporation was originally incorporated in California in 1993 ("DCEC CALIFORNIA"). TSI Handling, Inc. ("TSIH") was incorporated in Nevada in July 1999. Effective March 31, 2000, TSIH acquired all of the assets of DCEC California for 30,000,000 shares of TSIH common stock and 200,000 shares of TSIH Series A Preferred stock, plus the assumption of scheduled DCEC California liabilities. Immediately following the asset acquisition, the stockholders of DCEC California held approximately 85% of the outstanding shares of common stock of TSIH. TSIH subsequently amended its Articles of Incorporation to change its name to Dyna-Cam Engine Corporation (the "COMPANY").

The Company is developing a unique, axial cam-drive, free piston, internal combustion engine. Prior to incorporation, the principals of the Company conducted research and development on the Dyna-Cam Engine and built and tested several prototypes. The Company just recently completed the final manufacturing plan for producing its first production engine. The Company intends to manufacture, market and sell the Dyna-Cam Engine, initially targeting the "KITBUILT" aircraft market. The Company expects to start delivering engines for retail sale by December 2001. The Company plans to develop other models and sizes of the Dyna-Cam Engine and hopes to target other markets in the future.

GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company faces many operating and industry challenges. The Company intends to do business in a highly competitive industry and has incurred significant operating losses in its development stage and has had negative cash flow since incorporation in 1993. Future operating losses for the Company are anticipated and the proposed plan of operations, even if successful, may not result in cash flow sufficient to finance the initiation and continued expansion of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements, as discussed below, and the success of its future operations. The financial statements do not include any adjustments that might result from this uncertainty.

During early 2000, management commenced aggressive restructuring plans to address the Company's liquidity problems and debt obligations that were in default. Pursuant to a Note and Share Purchase Agreement with Aztore Holdings, Inc., a Phoenix, Arizona-based investment and consulting company ("AZTORE") executed on March 1, 2000, Aztore loaned the Company $350,000 (see Note 5).

To obtain the working capital necessary for the continued research and development of the Dyna-Cam Engine, the Company prepared a Private Placement Memorandum in June 2000 for the sale of Series A 10% Cumulative Convertible Preferred Stock (the "SERIES A PREFERRED") at $1.00 per share (the "SERIES A OFFERING"). The Company entered into an agreement with Sunset Financial Services, Inc. ("SUNSET") to act as Selling Agent for the Series A Offering. Sunset is paid a 10% commission on funds raised under the Series A Offering, a 1 1/2% expense allowance and is also granted warrants to purchase additional shares of common stock pro rata as closings occur (see Note 11). During the fiscal year ended March 31, 2001, the Company sold $1,125,000 shares of Series A Preferred and raised $910,048, net of placement fees. This Series A Offering expired on March 28, 2001.

Subsequent to March 31, 2001, the Company entered into a secured line of credit with Aztore that provides for borrowings of up to $400,000. As of June 29, 2001 the Company has borrowed $200,000 under this line of credit (see Note 15). The Company is planning additional equity placements of Series A Preferred stock at $1.00 per share. All shares of Series A Preferred stock will be newly issued and are being sold solely to "ACCREDITED INVESTORS" as defined in Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933. Sunset will continue as the Selling Agent for the Company.

Management believes the Company's capital restructuring and financing plans along with the expected sale of engines starting in December 2001 will allow the Company to obtain sufficient capital for operations and to continue as a going concern.

BASIS OF PRESENTATION

For accounting purposes, the acquisition of DCEC California's assets by TSIH has been treated as a recapitalization of DCEC California with DCEC California as the purchaser of TSIH (the "REVERSE ACQUISITION"). In accordance with Reverse Acquisition accounting, all of DCEC California's assets, liabilities and accumulated deficit are reflected at their combined historical cost (as the accounting acquirer) and the preexisting outstanding shares of TSIH (the accounting acquiree) are reflected at their net asset value which was not material. The accompanying financial statements have been prepared to give retroactive effect of the Reverse Acquisition completed on March 31, 2000 and to represent the historical operations of DCEC California.

(2) SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and all highly liquid investments with a maturity of three months or less when purchased.

MACHINERY AND EQUIPMENT

Machinery and equipment is stated at cost. Depreciation is being provided using the straight-line method over the estimated useful lives of five to seven years. Maintenance, repairs and renewals, which do not materially add to the value of an asset or appreciably prolong its life, are charged to expense. Machinery under capital leases is amortized over the lease terms.

INVENTORIES

Inventory consists of raw materials and purchased parts used in the manufacturing of engines. The Company records its inventory at the lower of cost (first-in, first-out) or market.

                                                              March 31, 2001
                                                              --------------
Raw materials and supplies                                       $214,572
Obsolescence allowance                                            (20,000)
                                                                 --------
                                                                 $194,572
                                                                 ========

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

The Company applies the provisions of Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date an option is granted only if the current market price of the underlying stock exceeds the exercise price (see Note 10).

LOSS PER COMMON SHARE

The Company has adopted SFAS No. 128, EARNINGS PER SHARE, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of dilutive impact to basic EPS. The outstanding Series A Preferred stock, which is convertible into 4,086,597 shares of common stock (see Note 9), was not considered in the calculation of diluted EPS for the year ended March 31, 2001 because the effect of its inclusion would be antidilutive. There were no dividends declared on the Series A Preferred stock for the year ended March 31, 2001. Also, stock options outstanding to purchase 4,000,000 shares of common stock (see Note 10) and warrants outstanding to purchase 2,400,000 shares of common stock (see Note 11) were not considered in the calculation of diluted EPS for the year ended March 31, 2001 because the effect of their inclusion would be antidilutive.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that such portion of the deferred tax asset will not be realized (see Note 12).

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash, and obligations under accounts payable, accrued expenses, notes payable and capital lease obligations. The carrying amounts of cash, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of notes payable approximate fair value because they contain market value interest rates and have specified repayment terms. Obligations under capital leases approximate fair value because the original balances approximated the fair value of the underlying equipment at the time the obligations were incurred. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted, net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued effective for fiscal years beginning after June 15, 2001 (as amended by SFAS No. 137 and SFAS No. 138). SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. This statement, as amended, also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 will have no impact on the Company.

Effective July 1, 1999, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. The Company has determined that it has one reportable operating segment. Accordingly, the Company's financial statements present its one reportable segment.

In December 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material effect on the Company's revenues or revenue recognition policy.

(3) MACHINERY AND EQUIPMENT

Machinery and equipment is comprised of the following:

                                                                March 31, 2001
                                                                --------------
Vehicle                                                           $  24,000
Machinery and warehouse equipment                                   362,210
Furniture and fixtures                                               20,471
Patterns, tooling and dies                                          134,021
Airplane                                                             80,320
                                                                  ---------
                                                                    621,022
Less: Accumulated depreciation                                     (261,093)
                                                                  ---------
                                                                  $ 359,929
                                                                  =========

(4) PATENTS AND INTELLECTUAL PROPERTY RIGHTS

Certain key components of the Dyna-Cam Engine were patented by the original developer of the technology and this patent has expired. Certain aspects of the current version of the Dyna-Cam Engine were patented in the United States in 1985 by Dennis C. Palmer, who was a founder of the Company and is now an officer and director. The Company owns this U.S. Patent (no. 4,492,188) and all related intellectual property rights with respect to these aspects of the engine's design. This patent will expire in January 2003. On October 3, 2000, the Company submitted a new patent application for additional improvements made to the Dyna-Cam Engine since the original patents were obtained.

The Company has also developed manufacturing processes and component designs that it considers "TRADE SECRETS," and that it believes would make the engine difficult to produce by other manufacturers. As research and development continues to advance the Dyna-Cam Engine technology, new features and their related trade secrets and patentable nature will be pursued to provide additional barriers to entry for the competition. The Company has agreements with its officers and key employees that any new features, trade secrets and patents developed in the future are owned exclusively by the Company.

No value has been given to patent and intellectual property rights on the accompanying balance sheet. There has been no recognized impairment loss on any intangible assets. All expenditures for patents and intellectual property rights are expensed as incurred and accordingly none have been capitalized.

(5)  DUE TO RELATED PARTY

Due to related party consists of the following:

                                                                March 31, 2001
                                                                --------------
Aztore Holdings, Inc. (see Note 13):
  Consulting fees                                                  $120,178
  Placement fees                                                        375
Officer and director                                                  4,500
                                                                   --------
                                                                   $125,053
                                                                   ========

The consulting fees due to Aztore arise from a Financial Consulting Agreement with Aztore to provide financial consulting services. Effective June 1, 2000, the Financial Consulting Agreement was amended to pay Aztore a fixed monthly fee of $15,000 for their services, including Jack E. Dahl. Effective March 1, 2001, Jack E. Dahl became a direct paid consultant of the Company. As of March 31, 2001, the unpaid amount due to Aztore under this agreement was $120,178.

In connection with the Series A Offering, Aztore receives a fee equal to 1 1/2% of the proceeds raised under the Series A Offering. As of March 31, 2001, the unpaid amount due to Aztore was $375.

Previously, since November 2000, Mr. Dahl's services to the Company were provided by Aztore under Aztore's Financial Consulting Agreement. As of March 31, 2001, the unpaid amount due to Mr. Dahl was $4,500. Subsequently, on April 20, 2001, the Board of Directors elected Mr. Dahl as President and Chief Financial Officer of the Company (see Note 15).

(6) SHORT-TERM BORROWINGS

Short-term borrowings as of March 31, 2001 consists of a note payable to an individual, bearing interest at 1% per month, with interest payments due monthly. The principal balance was originally due May 24, 2001 and is now due on demand. One of the Company's officers has pledged their common stock to this individual as collateral.

(7)  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                  March 31, 2001
                                                                  --------------
SBAloan, interest at prime plus 2.75% (11.75% as of
 March 31, 2001) per annum, monthly payments of
 $4,728, due November 24, 2008. Guaranteed by two
 officers and a related individual who pledged
 additional personal collateral to secure this financing             $ 305,317

Note payable to finance company, interest at 12.9% per
 annum, monthly payments of $492, due April 7, 2005
 Collateralized by a vehicle. Guaranteed by an officer
 of the Company                                                         18,680
                                                                     ---------
                                                                       323,997
Less: Current portion                                                  (31,303)
                                                                     ---------
                                                                     $ 292,694
                                                                     =========

(8) LEASE OBLIGATIONS

OPERATING LEASE

The Company leases its warehouse and corporate offices on a month to month basis. Rent expense under this lease was $33,600 for the year ended March 31, 2001.

CAPITAL LEASES

The Company leases certain equipment under a capital leases that expire through 2005. Minimum required lease payments under the lease agreements for the years ending March 31, are as follows:

Year ending March 31,
  2002                                                              $  37,053
  2003                                                                 29,167
  2004                                                                 29,168
  2005                                                                  4,793
                                                                    ---------
                                                                      100,181
Less: Amount representing interest                                    (16,271)
                                                                    ---------
      Present value of minimum lease payments                          83,910
Less: Current portion                                                 (28,441)
                                                                    ---------
                                                                    $  55,469
                                                                    =========

Equipment under capital leases, included in machinery and equipment as of March 31, 2001, is as follows:

Machinery and equipment                                             $ 148,152
Less: Accumulated amortization                                        (52,013)
                                                                    ---------
                                                                    $  96,139
                                                                    =========

(9) SHAREHOLDERS' EQUITY

AUTHORIZED CAPITAL

The Company's authorized capital consists of 65,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share, undesignated as to other attributes. The Board of Directors of the Company, in its sole discretion, may divide the shares of preferred stock into series, and fix and determine the dividend rate, designations, preferences, privileges, conversion rates and ratify the powers and determine the restrictions and qualifications of each series of preferred stock as established. The Board of Directors has designated 6,000,000 shares of the authorized preferred stock as Series A Preferred stock.

SERIES A PREFERRED STOCK

The Series A Preferred stock has a $1.00 per share liquidation preference and a 10% cumulative dividend. Each share of the Series A Preferred stock is convertible at a conversion price of $.333 (or equivalent to three shares of common stock). Shares of Series A Preferred stock may be converted at any time at the election of the holder and will automatically convert upon the Company's common stock trading at $1.00 or greater for 60 consecutive trading days on an established market. Shares may be redeemed by the Company at an amount equal to their liquidation preference upon 30 day notice to the holders.

The Series A Preferred stock provides for dividends at the rate of $0.10 per share per annum (10% of the liquidation preference amount), pro rated for the period the shares are actually outstanding. Dividends are cumulative and are accrued and become payable only when declared by the Board of Directors. Dividends automatically accrue upon conversion of the Series A Preferred stock and are to be paid in shares of common stock at the conversion value then in effect for the Series A Preferred stock. No dividends have been declared by the Board of Directors. If cash dividends were to be paid, the Series A Preferred stock would have preference in payment of dividends over the common stock and any other series of preferred stock later designated. Undeclared cumulative dividends as of March 31, 2001 for the Series A Preferred stock totaled $82,098, or $.06 per share of Series A Preferred stock.

Other attributes of the Series A Preferred stock are priority of class, liquidation preference, anti-dilution protection and adjustment, right of first refusal to the holders, and voting rights on an as converted basis. The Series A Preferred stock is senior to all other capital stock of the Company. In the event of liquidation, the holders of Series A Preferred stock will be entitled to be paid an amount in cash equal to the liquidation preference amount plus any accrued dividends, before any other payment or distribution is made. The Series A Preferred stock is protected from a dilutive issuance of additional shares of stock at a per share less than the conversion price at the date of such new issuance. Each holder of the Series A Preferred stock shall be given the first right to purchase their pro rata portion of any equity securities offered by the Company (except for shares offered under the Company's Equity Incentive Plan) on the same terms and conditions as the Company offers to other investors. Each share of Series A Preferred stock votes with the shares of common stock as a single class on all matters except for matters that affect the rights of the Series A Preferred stock in which case the Series A Preferred stock votes separately as a single class.

Subsequent to March 31, 2001, two shareholders owning controlling interest in the Company, Aztore and the Company entered into a Rights Agreement. This Rights Agreement gives Aztore the right to appoint a majority of the members of the Board of Directors, for so long as any monetary obligation is outstanding under the LOC, and upon all monetary obligations under the LOC being satisfied, gives a majority of the holders of the Series A Preferred stock the right to designate a majority of the members of the Board of Directors (see Note 15).

As of March 31, 2001, 1,362,199 shares of Series A Preferred stock are issued and outstanding, consisting of 200,000 shares issued pursuant to the Reverse Acquisition, 27,600 shares issued to Aztore upon the conversion of $27,600 of note payable (see Note 13), 1,125,000 shares for $1,125,000 of new funding under the Series A Offering, and 9,599 shares issued for $9,599 of services rendered.

COMMON STOCK TRANSACTIONS

There were no common stock issuances during the year ended March 31, 2001.

During the year ended March 31, 2000, the Company issued shares of its common stock to officers and consultants for consulting services rendered, to settle compensation claims and as additional consideration for the Bridge Loan. Non-cash common stock issuances were recorded at the fair market value of $.0067 per share for accounting purposes. This fair market value was determined on the basis of an arms-length negotiated price of the shares of common stock issued to Aztore as a Bridge Loan commitment and origination fee. At the time of the Bridge Loan, Aztore was not a related party and the per share fair market value was management's best estimate of the fair value of the common stock issued. At this time, among other problems, the Company (i) had a judgement against it for approximately $200,000, which was in default, (ii) was in default on several notes payable, including its SBA loan, and (iii) had no cash or other working capital to cure the defaults or continue operations. This fair market value of $.0067 per share was then applied to all non-cash issuances of common stock during the years ended March 31, 2000 and 1999 and the accompanying financial statements include a charge to earnings for consulting, compensation or interest expense with a corresponding offset credited to stockholders' equity.

(10) STOCK OPTIONS

The Company has approved an Equity Incentive Plan for the Company's directors, officers, key employees and consultants covering 6,000,000 shares of Company common stock (the "EIP"). On March 31, 2000, 4,000,000 options were granted with an exercise price of $.30, five-year pro-rata vesting on the anniversary of the grant date and expiring in accordance with the EIP or no later than nine years from date of grant. Subsequent to March 31, 2001, 500,000 options were granted with an exercise price of $.30 per share, vesting equally over the next six fiscal quarters starting on June 30, 2001 (see Note 15).

Options granted under the EIP may be either "INCENTIVE STOCK OPTIONS," as defined in Section 422A of the Internal Revenue Code, or "NONQUALIFIED STOCK OPTIONS," subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to an optionee who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors and must be exercised within ten years of the date of grant. The EIP expires June 14, 2009.

The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and continues to account for stock based compensation using the intrinsic value method prescribed by APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards during the period, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would not have been materially different.

Under the provisions of SFAS No. 123, there are 800,000 fully vested options and 3,200,000 proportionately vested options for the year ended March 31, 2001 used to determine net earnings and earnings per share under a pro forma basis. The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions for year ended March 31, 2001:

    Dividend yield                                      None
    Volatility                                          N/A
    Risk free interest rate                             6.00%
    Expected asset life                                 10 years

The value of the stock used in the calculation was $0.0067 per share as that value used in the non-cash transactions occurring in the year ended March 31, 2000. Using the minimum value method, the result is that there is no value to assign to the options granted in the year ended March 31, 2000, because the present value of the exercise price exceeds the value of the underlying shares at the date of grant. Therefore, the vesting of 800,000 options during the year ended March 31, 2001, would result in no proforma effect on the net loss for the year ended March 31, 2001.

A summary of stock option activity for the year ended March 31, 2001 is shown in the following table:

                                                                Weighted Average
                                                    Number       Exercise price
                                                  ----------     --------------
Options outstanding, April 1, 1999                        --
   Granted                                         4,000,000          $ 0.30
   Exercised                                              --
   Forfeited                                              --
                                                  ----------
Options outstanding, March 31, 2000                4,000,000          $ 0.30
   Granted                                                --
   Exercised                                              --
   Forfeited                                              --
                                                  ----------
Options outstanding, March 31, 2001                4,000,000          $ 0.30
                                                  ==========

Options available for grant as of March 31, 2001   2,000,000
                                                  ==========

Options exercisable as of March 31, 2001             800,000          $ 0.30
                                                  ==========

(11)  COMMON STOCK WARRANTS

The Company has six series of common stock purchase warrants, with 400,000 warrants outstanding in each series. Each warrant provides for the purchase of one share of common stock. Each warrant is callable by the Company for a price of $.0001 per warrant at any time. A summary of warrants outstanding as of March 31, 2001 follows:


                                                A & B             C & D            E & F
                                              Warrants          Warrants          Warrants
                                           -------------     -------------     -------------
Warrants outstanding, April 1, 1999              800,000           800,000           800,000
   Granted                                            --                --                --
   Exercised                                          --                --                --
   Forfeited                                          --                --                --
                                                --------          --------          --------
Warrants outstanding, March 31, 2000             800,000           800,000           800,000
   Granted                                            --                --                --
   Exercised                                          --                --                --
   Forfeited                                          --                --                --
                                                --------          --------          --------
Warrants outstanding, March 31, 2001             800,000           800,000           800,000
                                                ========          ========          ========

Exercise price                                  $   2.00          $   4.00          $   6.00
                                                ========          ========          ========

Expiration date                            JUNE 30, 2002     JUNE 30, 2002     JUNE 30, 2002
                                           =============     =============     =============

SELLING AGENT WARRANTS

In connection with the Series A Offering, Sunset is granted warrants to purchase shares of common stock at an exercise price of $.67 per share (the "SELLING AGENT WARRANTS"). Selling Agent Warrants are issued pro rata as closings occur at a rate of 10% to 15% of the common shares underlying the

Series A Preferred stock sold in the offering, depending on the aggregate Series A Preferred shares sold. Selling Agent Warrants expire three years from the date of grant. A total of 337,500 Selling Agent Warrants were issued during the year ended March 31, 2001 and are outstanding as of March 31, 2001.

(12) INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There is no significant income tax effect reflected in the accompanying financial statements. The Reverse Acquisition was effective on March 31, 2000, the last day of the Company's fiscal year. The transaction was recorded as an asset purchase. Therefore, any tax effect of the historical operations of DCEC California, including the tax benefit of net operating loss carryforwards, remained with the previous corporate entity and does not transfer to the new operations. TSIH had no material tax assets or liabilities prior to the Reverse Acquisition.

A deferred tax liability of $10,400 existed as of March 31, 2001, pertaining to differences in book and tax bases of equipment. Deferred tax assets totaling $768,309 as of March 31, 2001 were offset by the $10,400 deferred income tax liability and a valuation allowance of $757,909. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $760,000 of the net deferred income tax asset. The balance of the deferred tax asset relates to differences in book and tax accounting relative to inventory. The Company has federal and state net operating loss carryforwards of approximately $1,910,000 as of March 31, 2001. The federal net operating loss carryforwards expire in 2010 through 2020 and state loss carryforwards expire in 2002 through 2005.

Income taxes for year ended March 31, 2001 were as follows:

Current benefit                                                     $ 289,309
Deferred benefit (provision)                                         (289,309)
                                                                    ---------
     Net income tax provision                                       $      --
                                                                    =========

There are no material differences between the effective and statutory income tax rates for the year ended March 31, 2001.

(13) RELATED PARTY TRANSACTIONS

CHASSEUR HOLDINGS, INC.

Prior to the Reverse Acquisition, Chasseur Holdings, Inc. ("CHASSEUR") was the largest shareholder of TSIH, owning 4,000,000 of 5,014,635 shares outstanding. Chasseur's business is similar to Aztore's. Aztore controls Chasseur. Michael S. Williams, a director of the Company, and Lanny R. Lang, an officer of the Company, are also officers and directors of Chasseur, as well as Aztore. As of March 31, 2001, Chasseur owns 11.4% of the Company's common stock outstanding.

As a requirement of the Reverse Acquisition, the Company entered into an Existing Shareholder Rights Agreement, wherein the shareholders of TSIH prior to the Reverse Acquisition, including Chasseur, were granted anti-dilution and certain other rights. Under this agreement, if the Company's total cumulative revenues through March 31, 2002 do not equal two times the liquidation value of the outstanding Series A Preferred stock, Aztore, as agent for these shareholders, will have the right to remove and appoint one member of the Board of Directors elected by the common stock shareholders. If total cumulative revenues earned through March 31, 2003 do not equal six times the liquidation value of the outstanding Series A Preferred stock, Aztore will have the right to remove and appoint all members of the Board of Directors elected by the common shareholders.

AZTORE HOLDINGS, INC.

Aztore is a Phoenix, Arizona-based, investment and consulting company that holds various interests in companies and provides corporate restructuring and consulting services. Michael S. Williams, a director of the Company, and Lanny
R. Lang, an officer of the Company, are also officers and directors of Aztore. As of March 31, 2001, Aztore directly owned 4.6% of the Company's common stock.. The Company engaged Aztore to provide investment banking and financial consulting services under various agreements:

* On March 1, 2000, the Company entered into a Note and Share Purchase Agreement with Aztore. Pursuant to this Agreement, Aztore firmly committed to lend the Company $350,000 (the "BRIDGE LOAN"). As of March 31, 2000, Aztore had advanced the Company $75,000 under the Bridge Loan. During the fiscal year ended March 31, 2001, the balance of the Bridge Loan was fully funded by Aztore and later repaid in full. The purpose of the Bridge Loan was to pay off a judgement note payable in default, to cure other past due obligations, and to provide working capital to allow the Company to continue operations. The Company issued Aztore 3,710,361 shares of common stock, valued at $24,500, as a commitment and origination fee for the Bridge Loan. This amount was recorded as deferred financing costs as of March 31, 2000 and fully amortized during the year ended March 31, 2001. Interest expense to Aztore related to this Bridge Loan was $18,608 and $2,761 for the years ended March 31, 2001 and 2000, respectively.

* Aztore also provided financial consulting services to the Company for financial reporting, internal accounting, capital raising and stock trading activities. Initially, these services were provided at the rate of $150 per hour. Effective June 1, 2000, Aztore and the Company agreed to amend the Financial Consulting Agreement to pay Aztore a fixed monthly fee of $15,000. A total of $214,500 of consulting fees, $3,214 of out-of-pocket expenses and $7,929 of interest on the unpaid balance was recorded for the year ended March 31, 2001. Aztore converted $27,600 of its fees into 27,600 shares of Series A Preferred stock and was paid $77,865. As of March 31, 2001, the unpaid amount due to Aztore under this agreement was $120,178 (see Note 5).

* In connection with the Series A Offering, Aztore will receive a non-accountable fee equal to 1 1/2% of the proceeds raised under the Series A Offering. A total of $16,875 was recorded during the year ended March 31, 2001. As of March 31, 2001, the unpaid amount due to Aztore was $375 (see
     Note 5).

* Under a Capital Advisory and Financial Consulting Agreement, Aztore will receive a fee of five percent of the proceeds from the exercise of any of the Company's outstanding warrants that existed prior to the Reverse Acquisition. No warrants have been exercised, therefore, no expense to Aztore related to this agreement was recorded for the years ended March 31, 2001 and 2000 (see Note 11).

Subsequent to March 31, 2001, the Company entered into a secured line of credit with Aztore that provides for borrowings of up to $400,000. As of June 29, 2001 the Company has borrowed $200,000 under this line of credit (see Note 15).

(14) COMMITMENTS AND CONTINGENCIES

LITIGATION

In the normal course of its business, the Company may be subject to certain contractual obligations and litigation. In management's opinion, upon consultation with legal counsel, there is no current litigation which will materially affect the Company's financial position or results of operations.

EMPLOYMENT COMMITMENTS

On March 31, 2000, the Company executed five-year employment contracts with Patricia J. Wilks and Dennis C. Palmer. These employment contracts require exclusive service to the Company in exchange for minimum annual salaries of $60,000 each during the term of the contracts. Upon termination for reasons other than for cause, the Company is obligated for the balance due under the employment contracts payable over 12 months. The aggregate commitment under these employment contracts as of March 31, 2001 was $480,000. The employment contracts provide for discretionary bonuses determined by the Board of Directors and contain customary non-compete covenants and the assignment of any new features, trade secrets and patents developed in the future to the Company.

(15) SUBSEQUENT EVENTS

LINE OF CREDIT AGREEMENT

On April 30, 2001, the Company entered into a secured line of credit with Aztore (the "LOC"). The LOC provides for borrowings of up to $400,000 and is secured by a lien on all Company assets. The LOC expires on October 31, 2001 unless certain operating goals are met. Interest accrues and is payable monthly on advances under the LOC at 12% per annum. The Company paid a commitment and origination fee of 60,000 shares of Series A Preferred stock. The LOC is convertible at Aztore's option into Series A Preferred stock at a $1.00 per share. Takedowns under the LOC are based upon an agreed monthly budget. As of June 29, 2001, the Company has borrowed $200,000 under the LOC.

PREFERRED STOCK ISSUANCES

Pursuant to Aztore's LOC, the Company issued 60,000 shares of Series A Preferred stock in April 2001 as a commitment and origination fee. The Company will record additional interest expense of $60,000 ($1.00 per share) over the term of the LOC, which expires on October 31, 2001.

EMPLOYEE STOCK OPTION GRANT

On April 20, 2001, the Board of Directors elected Jack E. Dahl as President and Chief Operating Officer of the Company. Mr. Dahl has served on the Board of Directors since November 3, 2000 and will remain a member of the Board. Mr. Dahl replaces Patricia J. Wilks, who resigned as President and was named Chairman of the Board. As part of Mr. Dahl's employment agreement, he was granted options to purchase 500,000 shares of common stock at $.30 per share. Mr. Dahl's stock options will vest equally over the next six fiscal quarters starting on June 30, 2001 (see Note 10).

CHANGES IN VOTING RIGHTS

On April 30, 2001 and concurrent with the execution of the LOC, two shareholders owning controlling interest in the Company, Aztore and the Company entered into a Rights Agreement. The Rights Agreement limits the Board of Directors to five members and gives Aztore the right to appoint a majority of the members of the Board of Directors for so long as any monetary obligation is outstanding under the LOC. Upon all monetary obligations under the LOC being satisfied, a majority of the holders of the Series A Preferred stock shall have the right to designate a majority of the members of the Board of Directors. In either event, a super majority vote (four out of five directors) is required to (i) sell substantially all of the Company's assets, (ii) authorize the sale of additional equity, or
(iii) modify the exercise prices of the outstanding warrants. Such restriction excludes the Series A Preferred stock that has previously been authorized.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Dyna-Cam has not changed or had any disagreements with its independent auditor. On June 15, 2001, King, Weber & Associates, P.C. changed its corporate name to Weber & Company, P.C.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Our executive officers, directors and key employees as of June 30, 2001 are as follows:

     Name                 Age                  Position
     ----                 ---                  --------

Patricia J. Wilks         58      Chairman of the Board

Jack E. Dahl              68      President, Chief Operating Officer and
                                   Director

Dennis C. Palmer          51      Executive Vice President, Chief Engineer,
                                   Treasurer and Director

Ambrose Hope              72      Director

Michael S. Williams       54      Director

Lanny R. Lang             43      Secretary

     PATRICIA J. WILKS. Ms. Wilks has been the Chairman of the Board of Dyna-Cam since April 20, 2001. From March 31, 2000 to April 20, 2001, Ms. Wilks was the President of Dyna-Cam and served in a similar position with DCEC California, our predecessor, since its incorporation in December 1993. Ms. Wilks co-founded the Palmer Group Partnership in 1987, which became DCEC California in 1993. From 1970 to 1985, Ms. Wilks held positions at Rockwell International Space, Vomar Products, and Electronic Memories Systems and was involved in office management, engineering, sales, marketing and industrial development. Ms. Wilks is a licensed pilot and has had experience in the aircraft engine industry and the Dyna-Cam Engine project since 1980. Ms. Wilks graduated from California State University, Los Angeles in 1969 with a Bachelor of Arts degree in Art and Graphics Design.

     JACK E. DAHL. Mr. Dahl has been the President and Chief Operating Officer of Dyna-Cam since April 20, 2001 and a director of Dyna-Cam since November 3, 2000. Since 1994, Mr. Dahl has been the Chief Financial Officer and a director of Genetec Inc., an emerging power plant technology company. Between 1990 and April 2000, he worked with Veritec Inc., first as a consultant. In October 1995,

Veritec was petitioned into an involuntary bankruptcy proceeding and Mr. Dahl was hired as the President and Chief Executive Officer of Veritec. Veritec's final decree was granted in October 1999. Mr. Dahl continued as a consultant to Veritec until April 2000. From 1984 to 1989, Mr. Dahl was the President, Chief Executive Officer and a director of U.S. Pump & Turbine Company. Earlier in his career, Mr. Dahl served in executive officer and director positions with the following companies; Elixir Industries, Inc., Energy Systems International, Inc., E&S Management Company, Carolina International, Inc., City Investing Company, Guerdon Industries, Inc., Alma Plastics Company, Lichter Duo Rest, R.C. Allen, Fleetwood Enterprises, Inc., Westbridge Research Products and Sytar International, Inc. Mr. Dahl started his career as an auditor with Arthur Andersen & Co. Mr. Dahl received his BS degree in Accounting from the University of Utah.

     DENNIS C. PALMER. Mr. Palmer has been the Executive Vice President and Chief Engineer of Dyna-Cam since March 31, 2000 and served in similar positions with DCEC California, our predecessor, since its incorporation in December 1993. He, along with Ms. Wilks, co-founded the Palmer Group Partnership in 1987, which became DCEC California in 1993. From 1987 until 1990, Mr. Palmer was the Sales Engineer for Petrolane (Propane Gas Systems) where he specialized in truck and automotive conversions from gas and diesel to propane fuel. From 1985 until 1987, Mr. Palmer was a Territory Sales Manager for Detroit Diesel Engines, a major manufacturer and distributor of engines and engine parts. At Detroit Diesel, he set up dealerships, distributors and sold engines to trucking and bus companies on a direct basis. From 1973 to 1983, Mr. Palmer held engineering and technical sales positions with ITT and Plast-O-Matic and became Western Regional Manager for Hayward Industries, an industrial valve and piping company with responsibilities over eleven western states. Mr. Palmer received a Bachelor of Science Degree in Mechanical Engineering from California Polytechnic University at Pomona in 1973 with an emphasis in internal combustion engines. Mr. Palmer is a member of the Society of Automotive Engineers, an organization devoted to engine design and development.

     Patricia J. Wilks and Dennis C. Palmer are brother and sister.

     AMBROSE D. HOPE. Mr. Hope has been a director of Dyna-Cam since March 31, 2000 and served in a similar position with DCEC California, our predecessor, since its incorporation in December 1993. Mr. Hope has also been a consultant for Dyna-Cam, DCEC California and the Palmer Group Partnership since 1987. Mr. Hope directed the first installation of a Dyna-Cam Engine into an airplane and a boat. From 1990 to 1997, Mr. Hope managed the wind tunnel and space research and development model work for companies such as Boeing, McDonnell Douglas, Rockwell, Lockheed, LTV, Israel Aircraft, Convair and Ryan. From 1985 to 1990, he was a Quality Control Engineer for Spacecraft Machine Shop, an aerospace machine shop. From 1974 to 1985, Mr. Hope was the Supervisor of Research and Development for Rockwell International, with responsibilities for wind tunnel model design, development and fabrication. Mr. Hope supervised the models of the X-15, XB70 Delta Wing, T-39 Saberliner and the B1-A and B1-B and space shuttle model design and testing.

     MICHAEL S. WILLIAMS. Mr. Williams has been a director of Dyna-Cam since March 31, 2000 and was the President and director of TSIH from its incorporation in June 1999 until March 31, 2000. TSIH acquired the assets of DCEC California effective March 31, 2001 and became Dyna-Cam as a result of this transaction. Since 1995, Mr. Williams has been the Chief Executive Officer and Chief Portfolio Officer of Aztore Holdings, Inc., a Phoenix, Arizona-based investment and management consulting company. He devotes full-time to Aztore's affairs and portfolio companies. Since 1999, Mr. Williams has also been the Chief Executive

Officer and Chief Portfolio Officer of Chasseur Holdings, Inc., a company similar to Aztore. From November 1993 to December 1995, Mr. Williams formed and was a Managing Director of Bulldog Investment Company, L.L.C., a private investment company with a business plan similar to Aztore's. From November 1990 to November 1993, Mr. Williams was the sole principal in Bucher & Williams, a private investment and consulting company. Mr. Williams received his MBA degree in Strategic Planning and Corporate Finance from the Wharton Graduate School of the University of Pennsylvania in 1974 and a Bachelor of Arts degree in both History and Political Science from Pennsylvania State University in 1969.

     Mr. Williams also holds various officer and director positions in many of Aztore's and Chasseur's portfolio companies (see below).

     LANNY R. LANG. Mr. Lang is the Secretary of Dyna-Cam since March 31, 2000 and was the Secretary and Treasurer of TSIH from its incorporation in June 1999 until March 31, 2000. TSIH acquired the assets of DCEC California effective March 31, 2001 and became Dyna-Cam as a result of this transaction. Since 1995, Mr. Lang has been the Chief Financial Officer, Secretary and Treasurer of Aztore. He devotes full-time to Aztore's affairs and Portfolio Companies. Since 1999, Mr. Lang has also been the Chief Financial Officer, Secretary and Treasurer of Chasseur Holdings, Inc., a company similar to Aztore. From November 1991 to December 1995, Mr. Lang, along with Mr. Williams, formed and was a Managing Director of Bulldog Investment Company, L.L.C., a private investment company with a business plan similar to Aztore's. From November 1991 to November 1993, Mr. Lang was the sole principal of Lang Financial Services, Inc., a private investment and consulting company. Mr. Lang received his BA degree in Accounting from the University of Northern Iowa.

     Mr. Lang also holds various officer and director positions in many of Aztore's and Chasseur's portfolio companies (see below).

     Aztore and Chasseur specialize in corporate restructuring and consulting services to financially distressed companies. Mr. Williams and Mr. Lang, as officers and directors of Aztore and Chasseur Holdings, Inc., also hold various officer and director positions in many of Aztore's and Chasseur's Portfolio Companies. Many Portfolio Companies are in extended financial condition and some have been or may be in Chapter 11 bankruptcy. Aztore and Chasseur jointly own approximately 15% of Dyna-Cam's common stock outstanding. Dyna-Cam has engaged Aztore to provide investment banking and financial consulting services under various agreements. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following information relates to reports under Section 16(a) of the Exchange Act that were not timely filed by officers, directors and beneficial owners of 10% or more of Dyna-Cam's common stock during the fiscal year ended March 31, 2001. This information is based on a review of Section 16(a) reports furnished to Dyna-Cam.

     As a result of Dyna-Cam's Form 10-SB being effective on February 5, 2001, the officers, directors and beneficial owners of 10% or more of Dyna-Cam's common stock were required to file an Initial Statement of Beneficial Ownership on Form 3 by this date. Michael S. Williams, Lanny R. Lang, and Chasseur Holdings, Inc. each filed a Form 3 on February 6, 2001 and Patricia J. Wilks, Dennis C. Palmer, Jack E. Dahl, Ambrose D. Hope and Aztore Holdings, Inc. each filed their respective Form 3 on February 7, 2001.

ITEM 10. EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for the fiscal years ended March 31, 2001, 2000 and 1999 for the officers and directors of Dyna-Cam. No person received salary or bonus in excess of $100,000 for any of these fiscal years.

                           SUMMARY COMPENSATION TABLE


                                                                                            Long-Term
                                                             Annual Compensation           Compensation
                                       Fiscal Year     ------------------------------    ----------------
              Name and                    Ended                                            Stock Options
         Principal Position             March 31,      Salary      Other Compensation    Granted (Shares)
         ------------------             ---------      ------      ------------------    ----------------
Patricia J. Wilks, Chairman since         2001        $60,000                --                   --
  April 20, 2001 (formerly                2000             --           $25,000 (2)        2,000,000 (1)
  President)                              1999             --           $30,639 (3)               --

Dennis C. Palmer, Executive Vice          2001        $60,000                --                   --
  President and Chief Engineer            2000             --           $27,500 (2)        2,000,000 (1)
                                          1999             --           $30,639 (3)               --

----------
(1) The options have been allotted pursuant to an Equity Incentive Plan. As of March 31, 2001, one-fifth of the options (400,000) vested.
(2) Ms. Wilks and Mr. Palmer were issued 3,786,082 and 4,164,689 shares of common stock, respectively, to settle compensation claims. The shares were issued effective March 1, 2000 at a value of approximately $0.0067 per share and a total of $52,500 was charged to compensation for the year ended March 31, 2000. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
(3) Ms. Wilks and Mr. Palmer were each issued 4,543,298 shares of common stock as compensation for guarantees and the pledge of personal collateral. The shares were issued effective December 9, 1998 at a value of approximately $0.0067 per share and a total of $61,277 was charged to expense for the year ended March 31, 1999. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


OPTION GRANTS

     No options were granted to executive officers or employees during the fiscal year ended March 31, 2001.

OPTION EXERCISES AND VALUES

     The following table sets forth information regarding the exercise and values of options held by executive officers as of March 31, 2001.

                          AGGREGATE OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                        Value of In-The-Money
                                                               Number of Options At          Options At
                                                                  March 31, 2001           March 31, 2001
                       Shares Acquired                             Exercisable/             Exercisable/
     Name               Upon Exercise      Value Realized         Unexercisable             Unexercisable
     ----               -------------      --------------         -------------             -------------
Patricia J. Wilks             0                  $0             400,000/1,600,000              $0/$0

Dennis C. Palmer              0                  $0             400,000/1,600,000              $0/$0

EMPLOYMENT AGREEMENTS

     On March 31, 2000, we entered into five-year employment contracts with Patricia J. Wilks and Dennis C. Palmer. These employment contracts require exclusive service to Dyna-Cam in exchange for minimum annual salaries of $60,000 each during the term of the contracts. Upon termination for reasons other than for cause, Dyna-Cam is obligated for the balance due under the employment contracts payable over 12 months. The employment contracts provide for discretionary bonuses determined by the Board of Directors and contain customary non-compete covenants and intellectual property assignment provisions.

     On April 20, 2001, the Board of Directors elected Jack E. Dahl as President and Chief Operating Officer. Mr. Dahl will be compensated at the rate of $5,000 per month for a minimum of 100 hours of service per month.

2000 EQUITY INCENTIVE PLAN

     We have an approved Equity Incentive Plan ("EIP") for our directors, officers, key employees and consultants covering 6,000,000 shares of common stock. On March 31, 2000, 4,000,000 options were granted with an exercise price of $.30, five-year pro-rata vesting on the anniversary of the grant date and expiring in accordance with the EIP or no later than nine years from date of grant. Subsequent to March 31, 2001, 500,000 options were granted with an exercise price of $.30 per share, vesting equally over the next six fiscal quarters starting on June 30, 2001 and expiring in accordance with the EIP or no later than nine years from date of grant.

     Options granted under the EIP may be either "INCENTIVE STOCK OPTIONS," as defined in Section 422A of the Internal Revenue Code, or "NONQUALIFIED STOCK OPTIONS," subject to Section 83 of the Internal Revenue Code, at the discretion of our Board of Directors and as reflected in the terms of the written option agreement. The option price may not be less than 100% (110% if the option is granted to an optionee who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of our stock) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of our Board of Directors and must be exercised within ten years of the date of grant. The EIP expires June 14, 2009.

COMPENSATION OF DIRECTORS

     The present directors of Dyna-Cam are not compensated for their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our common stock as of June 30, 2001 by the officers and directors and by persons holding more than 5% of our outstanding capital stock:

     Name and Address                             Shares Held(1)   Percentage(1)
     ----------------                             --------------   -------------

Patricia J. Wilks (2)
23960 Madison Avenue
Torrance, California  90505                         24,649,756         61.37%

Dennis C. Palmer (3)
23960 Madison Avenue
Torrance, California  90505                         24,274,756         60.44%

Ambrose D. Hope  (4)
23960 Madison Avenue
Torrance, California  90505                                 --            --

Michael S. Williams (5)
14647 S. 50th Street, Suite 130
Phoenix, AZ  85044-6464                              5,904,185         14.70%

Jack E. Dahl (6)
19801 Marilla Street
Chatsworth, CA  91311                                   83,333          0.21%

Lanny R. Lang (5)
14647 S. 50th Street, Suite 130
Phoenix, AZ  85044-6464                              5,904,185         14.70%

Palmer Holdings, Ltd.
23960 Madison Avenue
Torrance, California  90505                         23,874,756         59.44%

Aztore Holdings, Inc. (7)
14647 S. 50th Street, Suite 130
Phoenix, AZ  85044-6464                              5,904,185         14.70%

Chasseur Holdings, Inc.
14647 S. 50th Street, Suite 130
Phoenix, AZ  85044-6464                              4,000,000          9.96%

Total officers and directors as a group
(6 persons)                                         31,037,274         77.28%

----------
(1) Amounts and percentages based on a total of 40,164,565 "as converted" shares of common stock outstanding, including (i) 35,014,635 shares of common stock issued and outstanding, (ii) 1,422,199 shares of Series A Preferred stock issued and outstanding, which convert into 4,266,597 shares of common stock, and (iii) 883,333 shares of common stock issuable upon the exercise of vested employee stock options. Amounts and percentages do not include 3,616,667 unvested employee stock options issued and outstanding nor the potential exercise of any of the common stock purchase warrants issued and outstanding.
(2) Amounts and percentages include (i) 125,000 shares of Series A Preferred stock issued and outstanding, which convert into 375,000 shares of common stock, (ii) 400,000 shares of common stock issuable upon the exercise of vested employee stock options, and (iii) 23,874,756 shares of common stock held by Palmer Holdings, Ltd. ("PHL"). Ms. Wilks is the President and sole director of PHL and is deemed to have voting control of all shares held by PHL. Ms. Wilks disclaims any ownership other than as beneficially held through her direct ownership of PHL.
(3) Amounts and percentages include 400,000 shares of common stock issuable upon the exercise of vested employee stock options, and 23,874,756 shares of common stock held by PHL. Mr. Palmer is a significant shareholder of PHL and by such ownership is deemed to have voting control of all shares held by PHL. Mr. Palmer disclaims any ownership other than as beneficially held through his direct ownership of PHL.
(4) Amounts and percentages exclude shares of common stock held by PHL. Mr. Hope is a minority shareholder PHL and is deemed to have no voting or dispositive control of shares held by PHL.
(5) Amounts and percentages include 1,904,185 "as converted" shares of common stock held by Aztore Holdings, Inc. and 4,000,000 shares of common stock held by Chasseur Holdings, Inc. Mr. Williams is the Chief Executive Officer and Chief Portfolio Officer and Mr. Lang is the Chief Financial Officer of Aztore and Chasseur. Mr. Williams and Mr. Lang are deemed through their direct and indirect ownership of Aztore and Chasseur to have voting control of all shares held by these companies. Mr. Williams and Mr. Lang disclaim any ownership other than as beneficially held through their direct and indirect ownership of Aztore and Chasseur.
(6) Amounts and percentages include 83,333 shares of common stock issuable upon the exercise of vested employee stock options.
(7) Amounts and percentages include 1,641,385 shares of common stock directly held, 87,600 shares of Series A Preferred stock, which convert into 262,800 shares of common stock, and 4,000,000 shares of common stock held by Chasseur Holdings, Inc. Aztore owns controlling interest in Chasseur and is deemed through this ownership to have voting control of all shares held by Chasseur. Aztore is deemed to be the beneficial owner of shares held by PHL due to its ability to vote these shares pursuant to a Rights Agreement (see "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.") Aztore disclaims any ownership other than as beneficially held through its direct ownership and indirect ownership of Chasseur.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DCEC CALIFORNIA TRANSACTIONS

     The following transactions occurred by DCEC California prior to the Asset Acquisition. The equity capital structure of DCEC California was not identical to our current equity capital structure. DCEC California had 39,618,800 shares outstanding. Upon liquidation of DCEC California, the 30,000,000 shares of Dyna-Cam issued under the Asset Purchase Agreement were distributed to DCEC California's shareholders and all outstanding shares of DCEC California (including the shares described in this section below) were canceled. A person holding 1,000 shares of DCEC California received approximately 757 shares of Dyna-Cam. Because DCEC California is our predecessor, the following stock transactions are expressed in equivalent shares of Dyna-Cam under our current capital structure.

     A special meeting of the shareholders of DCEC California was held on July 12, 2000 to vote upon and ratify all the transactions discussed below as well as to approve and ratify the Asset Exchange Agreement relating to the Asset Acquisition. Notice and disclosure regarding all of the stock transactions was provided to the shareholders of DCEC California. Shareholders of DCEC California were entitled to assert dissenters' rights under California law. All matters submitted to the shareholders were ratified. No shareholder exercised dissenters' rights.

     SHARES ISSUED TO PRINCIPALS FOR GUARANTEES AND PLEDGE OF COLLATERAL. Effective December 9, 1998, DCEC California issued 10,222,420 shares of common stock to its principals who guaranteed the SBA Loan and a lease obligation and pledged personal real estate as additional collateral on the SBA loan. Patricia
J. Wilks and Dennis C. Palmer jointly and severally guaranteed the entire SBA loan and also agreed to jointly and severally guarantee additional equipment leases totaling more than $100,000. In addition, Ms. Wilks and Mr. Palmer, together with Claude Palmer, the brother of Ms. Wilks and Mr. Palmer, pledged real estate with an estimated value of $330,000 to secure the SBA loan. Of the total shares issued, 4,543,298 shares of common stock were issued to Ms. Wilks, 4,543,298 shares of common stock were issued to Dennis C. Palmer and 1,135,824 shares of common stock were issued to Claude Palmer as compensation for these guarantees and the pledge of personal collateral. These shares were valued at approximately $0.0067 per share, for total consideration of $68,937. See "EXECUTIVE COMPENSATION."

     SHARES ISSUED FOR CONSULTING SERVICES RENDERED. Effective March 1, 2000, DCEC California issued 2,716,589 shares of common stock for past consulting services rendered. Of the total shares issued, 1,893,041 shares of common stock were issued to Claude Palmer and 757,216 shares to Ambrose Hope, currently a director of Dyna-Cam (and 66,332 shares were issued to an unaffiliated individual). The shares were issued in settlement of all claims for amounts due for services. Mr. Palmer has supplied services and equipment and Mr. Hope has supplied services to DCEC California since its inception for no remuneration. Mr. Hope was also responsible for research and development activities and the installation of the Dyna-Cam Engine in a plane and a boat. These shares were valued at approximately $0.0067 per share, for total consideration of $17,500.

     SHARES ISSUED TO PRINCIPALS TO SETTLE COMPENSATION CLAIMS. Pursuant to the Asset Exchange Agreement, DCEC California was required to settle all claims for compensation of its principals, cancel any royalties due to the principals on the technology and obtain clear and unencumbered ownership of the intellectual property rights related to the Dyna-Cam Engine, including trade secrets, developments and inventions that may have been owned by the principals directly. Effective March 1, 2000, DCEC California issued 7,950,771 shares of common stock to its principals to settle these compensation claims. Of the total shares issued, 3,786,082 shares of common stock were issued to Patricia J. Wilks in settlement of accrued compensation and 4,164,689 shares of common stock were issued to Dennis C. Palmer in settlement of accrued compensation and for release of all claims related to the patent and technology. These shares were valued at approximately $0.0067, for total consideration of $52,500. See "EXECUTIVE COMPENSATION."

     SHARES ISSUED FOR BRIDGE LOAN COMMITMENT AND ORIGINATION FEE. In March 2000, Aztore entered into a Note and Share Purchase Agreement with DCEC California. Under this agreement, Aztore agreed to loan $350,000. Interest was at 12% and the loan was due on or before March 1, 2001. DCEC California issued 3,710,361 shares of common stock to Aztore as additional consideration for the loan. Of the 3,710,361 shares, 927,591 shares were distributed to persons participating in the loan with Aztore, 1,391,385 were distributed to Sunset Financial Services, Inc. as compensation in placing participations in the loan and Aztore retained 1,391,385 shares. These shares were valued at approximately $0.0067, for total consideration of $24,500.

DYNA-CAM TRANSACTIONS

     ASSET EXCHANGE AGREEMENT. Effective March 31, 2000, Dyna-Cam (formerly
TSIH) acquired all of the assets of DCEC California in exchange for 30,000,000 shares of TSIH common stock and 200,000 shares of TSIH Series A Preferred stock, plus the assumption of scheduled DCEC California liabilities. These shares were distributed in liquidation of DCEC California. Of the shares issued in the exchange and distributed, Patricia J. Wilks received 10,241,780 shares of common and 75,000 shares of Series A Preferred, Dennis C. Palmer received 10,096,771 shares of common, Ambrose Hope received 757,216 shares of common, Claude Palmer received 3,028,865 shares of common and Aztore received 1,391,385 shares of common. All of these shares were distributed in liquidation of DCEC California in cancellation of all outstanding DCEC California shares, including all shares issued as described above under "DCEC CALIFORNIA TRANSACTIONS."

     CAPITAL ADVISORY AND FINANCIAL CONSULTING SERVICES AGREEMENT. In connection with the Asset Exchange Agreement, Dyna-Cam entered into a Capital Advisory and Financial Consulting Services Agreement with Aztore. The term of this agreement is for five years, extendable for one year periods thereafter. Under this agreement, Aztore is to receive a non-accountable expense reimbursement equal to one and one-half percent of the gross proceeds of certain placements. A total of $16,875 was recorded during the year ended March 31, 2001. As of March 31, 2001, the unpaid amount due to Aztore was $375. Aztore also is to receive a fee of five percent of the proceeds from the exercise of any of our outstanding warrants and other customary fees for services in connection with merger, acquisition or other capital raising activities.

     Under this agreement, Aztore provides financial consulting services related to our financial reporting, internal accounting, capital raising and stock trading activities. Initially, these services were provided at the rate of $150 per hour. Effective June 1, 2000, our agreement was amended to pay Aztore a fixed monthly fee of $15,000. A total of $214,500 of consulting fees, $3,214 of out-of-pocket expenses and $7,929 of interest on the unpaid balance was recorded for the year ended March 31, 2001. Aztore converted $27,600 of its fees into 27,600 shares of Series A Preferred stock and was paid $77,865. As of March 31, 2001, the unpaid amount due to Aztore under this agreement was $120,178.

     EXISTING SHAREHOLDERS RIGHTS AGREEMENT. In connection with the closing of the Asset Exchange Agreement, Dyna-Cam and its controlling shareholders entered into an Existing Shareholders Rights Agreement, wherein the shareholders of TSIH prior to the acquisition of the assets of DCEC California, including Chasseur Holdings, Inc., were granted anti-dilution and certain other rights. Under this agreement, if Dyna-Cam's total cumulative revenues through March 31, 2002 do not equal two times the liquidation value of the outstanding Series A Preferred stock, Aztore, as agent for these shareholders, will have the right to remove and appoint one member of the Board of Directors elected by the common stock shareholders. If total cumulative revenues earned by Dyna-Cam through March 31, 2003 do not equal six times the liquidation value of the outstanding Series A Preferred stock, Aztore will have the right to remove and appoint all members of the Board of Directors elected by the common shareholders.

     LINE OF CREDIT FACILITY. On April 30, 2001, we obtained a secured line of credit (the "LOC") from Aztore. The LOC provides for borrowings of up to $400,000 and is secured by a lien on all assets. The LOC expires on October 31, 2001 unless certain operating goals are met, as defined in the LOC agreement. If the operating goals are met, the due date of the LOC is extended six months for no additional commitment or origination fee. If the operating goals are not achieved, the LOC may still be extended, subject to additional commitment and origination fees. Interest accrues and is payable monthly on advances under the LOC at 12% per annum. The LOC is convertible at Aztore's option into Series A Preferred stock at a $1.00 per share. Draws under the LOC are based upon an agreed monthly budget. The LOC Agreement includes customary loan covenants including restrictions on management changes and information rights. As of June 30, 2001, we had borrowed $200,000 under the LOC.

     RIGHTS AGREEMENT. On April 30, 2001 and concurrent with the execution of the LOC, two shareholders owning controlling interest in Dyna-Cam, Aztore and Dyna-Cam entered into a Rights Agreement. The Rights Agreement limits our Board of Directors to five members and gives Aztore the right to appoint a majority of the members of our Board of Directors for so long as any monetary obligation is outstanding under the LOC. Upon all monetary obligations under the LOC being satisfied, a majority of the holders of the Series A Preferred stock shall have the right to designate a majority of the members of our Board of Directors. In either event, a super majority vote (four out of five directors) is required to
(i) sell substantially all of Dyna-Cam's assets, (ii) authorize the sale of additional equity, or (iii) modify the exercise prices of our outstanding warrants. Such restriction excludes the Series A Preferred stock that has previously been authorized.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) INDEX TO EXHIBITS

     3.1 (1)   Articles of Incorporation of TSI Handling, Inc.

     3.2 (1) Certificate of Amendment to the Articles of Incorporation of TSI Handling, Inc.

     3.3 (1) Certificate of Designation - Series A 10% Cumulative Convertible Preferred Stock

     3.4 (1)   Bylaws of TSI Handling, Inc.

     10.1 (1) Asset Exchange Agreement dated March 31, 2000 by and among TSI Handling, Inc., Dyna-Cam Engine Corporation and Certain Shareholders

     10.2 (1) Capital Advisory and Financial Consulting Agreement dated March 31, 2000 by and between TSI Handling, Inc. dba Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

     10.3 (1) Existing Shareholders Rights Agreement dated March 31, 2000 by and between Dyna-Cam Engine Corporation, Chasseur Holdings, Inc. and Patricia J. Wilks and Dennis C. Palmer

     10.5 (1) Employment Agreement dated March 31, 2000 by and between Dyna-Cam Engine Corporation and Patricia J. Wilks

     10.6 (1) Employment Agreement dated March 31, 2000 by and between Dyna-Cam Engine Corporation and Dennis C. Palmer

     10.7 (1)  2000 Equity Incentive Plan

     10.8 (2) Agreement for Convertible Secured Line of Credit dated effective April 30, 2001 between Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

     10.9 (2) Security Agreement dated effective April 30, 2001 between Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

     10.10 (2) Rights Agreement dated effective April 30, 2001 between Dyna-Cam Engine Corporation, Aztore Holdings, Inc. and Patricia J. Wilks and Dennis C. Palmer.

     10.11 Employment Offer Letter Agreement dated April 24, 2001 between Dyna-Cam Engine Corporation and Jack E. Dahl.

----------
(1) Incorporated by reference from Dyna-Cam's Form 10-SB as filed with the Securities and Exchange Commission on December 6, 2000.
(2) Incorporated by reference from Dyna-Cam's Form 10-QSB for the period ended December 31, 2000 as filed with the Securities and Exchange Commission on July 2, 2001.

(b) REPORTS ON FORM 8-K

         Dyna-Cam filed no Reports on Form 8-K during the year ended March 31, 2001 or subsequently through July 16, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNA-CAM ENGINE CORPORATION


By /s/ Jack E. Dahl
   --------------------------------------
   Jack E. Dahl, President and Chief
   Operating Officer

Date: July 16, 2001


Board of Directors:


/s/ Patricia J. Wilks
--------------------------------------
Patricia J. Wilks, Chairman

Date: July 16, 2001


/s/ Jack E. Dahl
--------------------------------------
Jack E. Dahl, Director

Date: July 16, 2001


/s/ Dennis C. Palmer
--------------------------------------
Dennis C. Palmer, Director

Date: July 16, 2001


/s/ Michael S. Williams
--------------------------------------
Michael S. Williams, Director

Date: July 16, 2001


/s/ Ambrose Hope
--------------------------------------
Ambrose Hope, Director

Date: July 16, 2001