Form 10QSB
period 2001-06-30
DYNA CAM
filed 2001-08-13
CIK 1124394

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period from __________ to __________

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

     The number of shares outstanding of the registrant's common equity as of August 8, 2001 was 35,014,635 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                            INDEX TO THE FORM 10-QSB
                    FOR THE THREE-MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION...............................................   2

     Item 1. Financial Statements...........................................   2

             Balance Sheets as of June 30, 2001 (unaudited)
             and March 31, 2001.............................................   2

             Statements of Operations for the three-months
             ended June 30, 2001 and 2000 (unaudited).......................   3

             Statements of Cash Flows for the three-months
             ended June 30, 2001 and 2000 (unaudited).......................   4

             Notes to the Financial Statements..............................   5

     Item 2. Management's Discussion and Analysis and Plan of Operation.....   8

PART II. OTHER INFORMATION..................................................  15

     Item 2. Changes in Securities..........................................  15

     Item 5. Other Information..............................................  15

     Item 6: Exhibits and Reports on Form 8-K...............................  16

SIGNATURES..................................................................  17

EXHIBITS....................................................................  18

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                                 BALANCE SHEETS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                     June 30,       March 31,
                                                                                       2001           2001
                                                                                   -----------    -----------
                                                                                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $    48,092    $     8,954
  Inventory                                                                            195,014        194,572
  Deferred financing costs                                                              40,000             --
                                                                                   -----------    -----------
        Total current assets                                                           283,106        203,526

Machinery and equipment, net                                                           338,659        359,929
Patents and intellectual property rights                                                    --             --
                                                                                   -----------    -----------
                                                                                   $   621,765    $   563,455
                                                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                 $    12,172    $    45,114
  Due to related party                                                                 125,245        125,053
  Accrued interest                                                                         148          4,095
  Customer deposits                                                                     23,000         15,000
  Short-term borrowings                                                                 30,000         30,000
  Line of credit borrowings from related party                                         200,000             --
  Current portion of long-term debt and capitalized lease obligations                   57,707         59,744
                                                                                   -----------    -----------
        Total current liabilities                                                      448,272        279,006

Long-term debt, less current portion                                                   283,137        292,694
Capitalized lease obligations, less current portion                                     49,251         55,469
Commitments and contingencies                                                               --             --
                                                                                   -----------    -----------
        Total liabilities                                                              780,660        627,169
                                                                                   -----------    -----------
Stockholders' deficit:
  Preferred stock - Series A; $1.00 liquidation value, authorized
   6,000,000 shares, 1,422,199 and 1,362,199 shares issued and outstanding           1,422,199      1,362,199
  Preferred stock; $.001 par value, authorized 4,000,000 shares, no shares
   designated, issued and outstanding                                                        --             --
  Common stock; $.001 par value, authorized 65,000,000 shares, 35,014,635
   shares issued and outstanding                                                        35,015         35,015
  Additional paid in capital                                                           544,877        544,877
  Accumulated deficit                                                               (2,160,986)    (2,005,805)
                                                                                   -----------    -----------
        Total stockholders' deficit                                                   (158,895)       (63,714)
                                                                                   -----------    -----------
                                                                                   $   621,765    $   563,455
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
                          (A DEVELOPMENT STAGE COMPANY)

                                               Three-months ended June 30,
                                             ------------------------------      Inception to
                                                 2001              2000         June 30, 2001
                                             ------------      ------------      ------------
                                                       (unaudited)               (unaudited)
REVENUES                                                       $         --      $         --
                                             ------------      ------------      ------------
OPERATING EXPENSES:
  Research and development                         16,830            18,095           548,953
  General and administrative                       57,884            30,116         1,007,593
  Legal and professional fees                      19,663           101,922           445,499
  Depreciation and amortization                    21,703            19,774           272,776
                                             ------------      ------------      ------------
        Total operating expenses                  116,080           169,907         2,274,821
                                             ------------      ------------      ------------

LOSS FROM OPERATIONS                             (116,080)         (169,907)       (2,274,821)
                                             ------------      ------------      ------------
OTHER INCOME (EXPENSE):
  Interest expense                                (39,485)          (25,019)         (463,723)
  Interest income                                     384                --            19,454
  Grant income                                         --                --           442,295
  Other income (expense)                               --                --           (73,870)
                                             ------------      ------------      ------------
        Total other expense                       (39,101)          (25,019)          (75,844)
                                             ------------      ------------      ------------

EXTRAORDINARY ITEM                                     --                --           189,679
                                             ------------      ------------      ------------
NET LOSS                                     $   (155,181)     $   (194,926)     $ (2,160,986)
                                             ============      ============      ============

NET LOSS PER COMMON SHARE:
  Basic                                      $     (0.004)     $     (0.005)     $      (0.07)
                                             ============      ============      ============
  Diluted                                    $     (0.004)     $     (0.005)     $      (0.07)
                                             ============      ============      ============

WEIGHTED AVE. COMMON SHARES OUTSTANDING:
  Basic                                        35,014,635        35,014,635        30,883,147
                                             ============      ============      ============
  Diluted                                      35,014,635        35,014,635        30,883,147
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
                          (A DEVELOPMENT STAGE COMPANY)

                                                                             Three-months ended June 30,
                                                                            -----------------------------
                                                                               2001               2000
                                                                            ----------         ----------
                                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (155,181)        $ (194,926)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                                21,703             19,774
    Amortization of commitment and origination fee                              20,000                 --
    Increase in deferred financing costs                                            --            (36,063)
    Preferred stock issued for services rendered                                    --              6,099
    Note payable issued for services rendered                                       --             69,000
    Changes in assets and liabilities-
     Increase in inventory                                                        (442)            (3,763)
     Increase (decrease) in accounts payable                                   (32,942)            62,056
     Increase in due to related party                                              192                 --
     Increase (decrease) in accrued interest payable                            (3,947)            10,811
     Increase in customer deposits                                               8,000                 --
                                                                            ----------         ----------
          Net cash used in operating activities                               (142,617)           (67,012)
                                                                            ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of machinery and equipment                                             (433)           (28,849)
                                                                            ----------         ----------
          Net cash used in investing activities                                   (433)           (28,849)
                                                                            ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                                                       --             21,600
  Repayments on notes payable                                                   (8,552)          (211,762)
  Proceeds from bridge loan                                                         --            275,000
  Borrowings on secured line of credit                                         200,000                 --
  Principal repayments on capitalized leases                                    (9,260)            (6,411)
                                                                            ----------         ----------
          Net cash provided by financing activities                            182,188             78,427
                                                                            ----------         ----------

NET (DECREASE) INCREASE IN CASH                                                 39,138            (17,434)
  CASH, beginning of period                                                      8,954             34,545
                                                                            ----------         ----------
  CASH, end of period                                                       $   48,092         $   17,111
                                                                            ==========         ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                    $   22,404         $   14,207
                                                                            ==========         ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
  Preferred stock issued for services rendered                              $       --         $    6,099
                                                                            ==========         ==========
  Note payable issued for services rendered                                 $       --         $   69,000
                                                                            ==========         ==========
  Preferred stock issued upon conversion of debt                            $       --         $   27,600
                                                                            ==========         ==========
  Preferred stock issued for commitment and origination fee                 $   60,000         $       --
                                                                            ==========         ==========

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three-months ended June 30, 2001 may not be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

(2) ORGANIZATION AND OPERATIONS

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

The Company is developing a unique, axial cam-drive, free piston, internal combustion engine. Prior to incorporation, the principals of the Company conducted research and development of the Dyna-Cam Engine and built and tested several prototypes. The Company just recently completed the final manufacturing plan for producing its first production engine. The Company intends to manufacture, market and sell the Dyna-Cam Engine, initially targeting the "KITBUILT" aircraft market. The Company expects to start delivering engines for retail sale by December 2001. The Company plans to develop other models and sizes of the Dyna-Cam Engine and hopes to target other markets in the future.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. Management's plans are discussed in its Annual Report on Form 10-KSB for the year ended March 31, 2001. These financial statements do not include any adjustments that might result from this uncertainty.

(3) DUE TO RELATED PARTY

Due to related party consists of the following:

                                                         June 30,     March 31,
                                                           2001         2001
                                                         --------     --------
                                                        (unaudited)
Aztore Holdings, Inc.:
  Consulting fees                                        $112,225     $112,225
  Accrued interest on unpaid balance                       13,020        7,929
  Placement fees and other                                     --          399
Officer and director                                           --        4,500
                                                         --------     --------
                                                         $125,245     $125,053
                                                         ========     ========

Aztore Holdings, Inc. ("AZTORE") acts as financial advisor to the Company under various agreements. Michael S. Williams, a director of the Company, and Lanny R. Lang, an officer of the Company, are also officers and directors of Aztore. Aztore directly and indirectly owns approximately 15% of the Company's outstanding voting stock. The consulting fees due to Aztore arise from a Financial Consulting Agreement with Aztore to provide financial consulting services. Effective June 1, 2000, the Financial Consulting Agreement was amended to pay Aztore a fixed monthly fee of $15,000 for their services, including the services of Jack E. Dahl. Mr. Dahl was hired as President of the Company on April 20, 2001. During the three-months ended June 30, 2001, Aztore agreed to not bill the Company for additional consulting fees. Interest accrued during the three-months ended June 30, 2001 at 1.5% per month on the unpaid balance, for a total of $5,091. Starting July 1, 2001, Aztore's fixed monthly fee will be $10,000 for their services.

(4) SHORT-TERM BORROWINGS

Short-term borrowings as of June 30, 2001 consist of a note payable to an individual, bearing interest at 1% per month, with interest payments due monthly. The principal balance was originally due May 24, 2001 and is now due on demand. One of the Company's officers has pledged their common stock to this individual as collateral.

(5) LINE OF CREDIT BORROWINGS FROM RELATED PARTY

On April 30, 2001, the Company entered into a secured line of credit with Aztore (the "LOC"). The LOC provides for borrowings of up to $400,000 and is secured by a lien on all Company assets. The LOC expires on October 31, 2001 unless certain operating goals are met. Interest accrues and is payable monthly on advances under the LOC at 12% per annum. The LOC is convertible at Aztore's option into Series A preferred stock at $1.00 per share. Takedowns under the LOC are based upon an agreed monthly budget. As of June 30, 2001, the Company has borrowed $200,000 under the LOC.

The Company issued 60,000 shares of Series A Preferred stock in April 2001 as a commitment and origination fee. The Company recorded deferred financing costs of $60,000 ($1.00 per share) and will amortize these deferred costs and record additional interest expense monthly over the term of the LOC, which expires on October 31, 2001. During the three months ended June 30, 2001, $20,000 was amortized and charged to interest expense and $40,000 is deferred on the accompanying balance sheet.

(6) LONG-TERM DEBT

Long-term debt consists of the following:

                                                         June 30,     March 31,
                                                           2001         2001
                                                         ---------    ---------
                                                        (unaudited)
SBA loan, interest at prime plus 2.75% (10.25% as
  of June 30, 2001 and 11.75% as of March 31, 2001)
  per annum, monthly payments of $4,728, due
  November 24, 2008                                      $ 297,904    $ 305,317

Note payable to finance company, interest at 12.9%
  per annum, monthly payments of $492, due April 7,
  2005. Collateralized by a vehicle. Guaranteed by
  an officer of the Company                                 17,541       18,680
Less: Current portion                                      (32,308)     (31,303)
                                                         ---------    ---------
                                                         $ 283,137    $ 292,694
                                                         =========    =========

(7) SHAREHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK ISSUANCES

Pursuant to the LOC, the Company issued 60,000 shares of Series A Preferred stock to Aztore as a loan commitment and origination fee (see Note 5).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations, financial projections and performance and acceptance of our products in the marketplace. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB or incorporated herein by reference. See "FACTORS AFFECTING FUTURE PERFORMANCE" below.

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

     We are developing and intend to manufacture, market and sell our unique, axial cam-drive, free piston design, internal combustion engine, which we believe offers a number of significant advantages over conventional piston engines. Although originally designed for use in aircraft, we believe the

Dyna-Cam Engine has numerous additional potential uses, particularly in marine, industrial, heavy automotive and military applications. The initial model of the Dyna-Cam Engine is ready for production and we intend to initially target the "KITBUILT" segment of the experimental aircraft market with this model. We plan to start delivering engines for retail sale by December 2001. We plan to develop other sizes and variations of the Dyna-Cam Engine and we hope to eventually target other markets in the future.

RESULTS OF OPERATIONS

     The following discussion provides information that we believe will help you understand our financial statements, and should be read along with our financial statements and related notes included in this Form 10-QSB. We have continued as a development stage company during the three-months ended June 30, 2001 and will continue to report as such until sales of the Dyna-Cam Engines occur.

     THREE-MONTHS ENDED JUNE 30, 2001 (UNAUDITED) COMPARED TO THE THREE-MONTHS ENDED JUNE 30, 2000 (UNAUDITED). We had no revenues during either three-month period. We expect to start delivering engines for retail sale by December 2001. Our loss from operations for the three-months ended June 30, 2001 was $116,080 compared to a loss from operations for the three-months ended June 30, 2000 of $169,907. The components of our loss from operations are as follows:

                                                    Three-months ended June 30,
                                                     -------------------------
                                                       2001             2000
                                                     --------         --------
Research and development                             $ 16,830         $ 18,095
General and administrative                             57,884           30,116
Legal and professional fees                            19,663          101,922
Depreciation and amortization                          21,703           19,774
                                                     --------         --------
                                                     $116,080         $169,907
                                                     ========         ========

     Research and development costs decreased by $1,265 to $16,830 for the three-months ended June 30, 2001 compared to $18,095 for the three-months ended June 30, 2000. The salary to our Chief Engineer was unchanged and accounted for $15,000 in each period. General decreases in spending on shop supplies and miscellaneous tools accounted for the decrease in research and development costs during the three-months ended June 30, 2001.

     General and administrative expenses increased by $27,768 to $57,884 for the three-months ended June 30, 2001 compared to $30,116 for the three-months ended June 30, 2000. The salary to Patricia J. Wilks was unchanged and accounted for $15,000 in each period. General and administrative costs that increased during the three-months ended June 30, 2001 were wages to a full-time bookkeeper/office assistant and salary paid to Jack E. Dahl, who was hired as President on April 20, 2001. Expenditures for travel, consulting, office supplies, marketing, advertising and shareholder expenses, rent, repairs and maintenance, and group medical, liability and key-man insurance each increased for the three months ended June 30, 2001.

     Legal and professional fees decreased by $82,259 to $19,663 for the three-months ended June 30, 2001 compared to $101,922 for the three-months ended June 30, 2000. The components of legal and professional fees are as shown in the following table:

                                                    Three-months ended June 30,
                                                     -------------------------
                                                       2001             2000
                                                     --------         --------
Audit fees                                           $  7,471         $  7,500
Financial consulting fees                                  --           75,000
Consulting - Jack E. Dahl                               3,650               --
Patent related legal fees                                  --            3,875
Other legal fees                                        8,542           15,547
                                                     --------         --------
                                                     $ 19,663         $101,922
                                                     ========         ========

     AUDIT FEES. Legal and professional fees for the three-months ended June 30, 2001 and June 30, 2000 include progress billings for our annual audit for the fiscal year ended March 31, 2001 and for our corresponding audit for the fiscal year ended March 31, 2000, respectively. Total fees for the prior years audit was $23,512, which was mostly incurred subsequent to the June 30, 2000 quarter.

     AZTORE FINANCIAL CONSULTING FEES. Included in legal and professional fees are the financial management services of Aztore Holdings, Inc. ("AZTORE"). Aztore is a Phoenix, Arizona-based, investment and consulting company that provides corporate restructuring and consulting services. Prior to the Asset Acquisition, Aztore was not related to Dyna-Cam. After the Asset Acquisition, Aztore became a related party. Michael S. Williams, currently a director of Dyna-Cam, and Lanny R. Lang, currently an officer of Dyna-Cam, are also officers and directors of Aztore. Aztore directly and indirectly owns approximately 15% of our voting stock. Aztore's services include audit preparation and coordination, corporate restructuring and implementation, and assistance in capital and strategic planning.

     Costs associated with Aztore's activities for the three months ended June 30, 2000 totaled $75,000. Effective June 1, 2000, our agreement with Aztore was amended to pay Aztore a fixed monthly fee of $15,000 for their services, including the services of Jack E. Dahl. During the three-months ended June 30, 2001, Aztore agreed to not bill us for consulting fees. Starting July 1, 2001, Aztore's fee will be $10,000 per month.

     CONSULTING FEES - JACK E. DAHL. From June 2000 through February 2001, Mr. Dahl's services were provided under our agreement with Aztore. Starting March 1, 2001, Mr. Dahl became a direct paid consultant to Dyna-Cam. On April 20, 2001, Mr. Dahl was hired as our President. The consulting fees to Mr. Dahl for the three months ended June 30, 2001 represent his services for April 2001 until he was hired April 20, 2001. Subsequent to April 20, 2001, Mr. Dahl is paid a salary of $5,000 per month for a minimum of 100 hours of service per month.

     Depreciation and amortization increased by $1,929 to $21,703 for the three-months ended June 30, 2001 compared to $19,774 for the three-months ended June 30, 2000 due to fixed asset purchases, most significantly a Cessna 337 airplane that we acquired in September 2000 for $80,320.

     Other income (expense) is comprised mostly of interest expense. Pursuant to a secured line of credit facility ("LOC"), we issued 60,000 shares of Series A Preferred stock to Aztore as a loan commitment and origination fee and recorded deferred financing costs of $60,000 ($1.00 per share). We will amortize these deferred costs and record additional interest expense monthly over the term of the LOC, which expires on October 31, 2001. During the three months ended June 30, 2001, $20,000 was amortized and charged to interest expense. Excluding this $20,000 interest charge, interest expense decreased by $5,534 to $19,485 for the three-months ended June 30, 2001 compared to $25,019 for the three-months ended June 30, 2000. The interest expense decrease was primarily the result of interest expense incurred during the three-months ended June 30, 2000 on a $350,000 Bridge Loan due to Aztore. This Bridge Loan was paid off during the year and no corresponding interest was incurred for the three-months ended June 30, 2001. Interest expense on the SBA Loan, the truck loan and capitalized lease obligations also decreased for the three-months ended June 30, 2001. The only new borrowing that resulted in an increase in interest expense for the three-months ended June 30, 2001 was the LOC borrowing.

     As a result of the above, our net loss for the three-months ended June 30, 2001 was $155,181, or $.004 per share. This compares to a net loss for the three-months ended June 30, 2000 of $194,926, or $.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

     JUNE 30, 2001 (UNAUDITED) COMPARED TO JUNE 30, 2000 (UNAUDITED). From inception through June 30, 2001, we have been a development stage company. No engines have been available for sale. Financing in the past has been from both equity and loan placements. As of June 30, 2001, cash and cash equivalents were $48,092, an increase of $39,138 from the total of $8,954 as of March 31, 2001. As of June 30, 2000, cash and cash equivalents were $17,111, a decrease of $17,434 from the total of $34,545 as of March 31, 2000.

     Cash used to support operations, after non-cash charges, was $113,478 for the three-months ended June 30, 2001 compared to $136,116 for the three-months ended June 30, 2000. Cash was also used to pay down accounts payable approximately $33,000 during the current three-month period compared to cash provided by an increase in accounts payable of approximately $62,000 in the corresponding three-months ended June 30, 2000. As a result of these factors, our net cash used in operating activities for the three-months ended June 30, 2001 was $142,617 compared to $67,012 used in operating activities for the three-months ended June 30, 2000. As of June 30, 2001, we were operating principally on new cash generated from financing activities, principally new borrowings under the LOC.

     The cash used in investing activities was solely for the purchase of machinery and equipment for both corresponding three-month periods. We had only $433 of capital equipment purchases during the three-months ended June 30, 2001. For the three-months ended June 30, 2000, we purchased $28,849 of machinery and equipment.

     The net cash provided by financing activities was $182,188 for the three-months ended June 30, 2001 compared to $78,427 used for the three-months ended June 30, 2000. For the three-months ended June 30, 2001, we operated principally on $200,000 of cash borrowings under a new LOC (see below). In addition to supporting operations, cash provided by financing activities was used during the three months ended June 30, 2001 for the repayment of $8,552 of notes payable and principal repayments on capitalized leases of $9,260. For the three-months ended June 30, 2000, we operated principally on $275,000 of cash borrowings under a Bridge Loan from Aztore, for which the maximum amount of $350,000 was borrowed as of June 30, 2000. In addition to supporting operations, proceeds from this Bridge Loan were used during the three months ended June 30, 2000 to pay off notes in default of $211,762 and principal repayments on capitalized leases of $6,411.

     LINE OF CREDIT FACILITY. On April 30, 2001, we obtained a secured LOC from Aztore that provides for borrowings of up to $400,000. The LOC is secured by a lien on all assets and expires on October 31, 2001 unless certain operating goals are met, as defined in the LOC agreement. If the operating goals are met, the due date of the LOC is extended six months for no additional commitment or origination fee. If the operating goals are not achieved, the LOC may still be extended, subject to additional commitment and origination fees. Interest accrues and is payable monthly on advances under the LOC at 12% per annum. The LOC is convertible at Aztore's option into Series A preferred stock at a $1.00 per share. Takedowns under the LOC are based upon an agreed monthly budget. The LOC Agreement includes customary loan covenants including such things as restrictions on management changes and information rights. As of August 8, 2001, we had borrowed $285,000 under the LOC.

     DEBT STRUCTURE AS OF JUNE 30, 2001. As of June 30, 2001, $200,000 has been borrowed under the LOC. Our SBA loan outstanding was $297,904. The interest rate on this loan is at prime rate plus 2.75%. There is no additional borrowing capacity on the SBA Loan, which requires monthly payments of approximately $4,700. We also have an outstanding loan of $17,541 related to the purchase of a truck, guaranteed by Dennis C. Palmer and which carries a 12.90% interest rate. We borrowed $30,000 from an unaffiliated individual, which is outstanding as of June 30, 2001. This loan bears interest at 12% and is due on demand. Between April 1999 and September 1999, we entered into certain long-term capitalized equipment lease obligations. The interest factors on these leases range from 10.18% to 24.53%. The lease obligations total $74,650 as of June 30, 2001 and require aggregate monthly payments of approximately $3,900. Because we have no cash flow from operations and until we commence the sale of our engines, all payments on our debt obligations will be made from borrowings on the LOC or from proceeds from future equity placements.

     As of June 30, 2001, we had no credit facilities such as a bank line of credit. We believe our best alternative for additional financing is through additional equity placements. In the event that investor interest in our equity placements declines substantially or ceases entirely, we will have to execute alternative capital plans or curtail our plan of operations.

PLAN OF OPERATIONS

     Our plan of operations anticipates that we produce up to five engines per month commencing by December 2001. We expect to remain at the five engine per month production level until we have completed the final analysis of our manufacturing and quality control processes and completed all operating, maintenance and overhaul manuals and documentation. We believe this will take until approximately June 30, 2002. At this point, we expect to increase production to as many as ten engines per month or more as needed to support anticipated sales. Our ability to produce engines at or beyond this level is currently limited by our facilities and equipment. By December 2001, we anticipate beginning to actively seek one or more major manufacturing sites or strategic partners to facilitate large-scale production. We believe we can contract with a major engine manufacturing plant to help fulfill any large engine production orders that are received during our initial years.

     Financing in the past has been from both equity placements and loan arrangements. During the three-months ended June 30, 2001, we operated solely on loans provided under the LOC. This LOC provides up to $400,000 of additional funding until another equity placement can commence. During the fiscal year ended March 31, 2001, we operated solely on new equity financing obtained from private placements of shares of our Series A Preferred stock ("SERIES A OFFERING"). Through March 31, 2001, we had obtained $1,125,000 of new funding from the Series A Offering ($910,048, net of placement fees). These funds were expended by March 31, 2001.

     For the next nine months, through the end of our fiscal year on March 31, 2002, our anticipated total additional capital needs is estimated to be approximately $1,000,000. Of this total, $400,000 will be in research and development, $100,000 will be for capital equipment, $250,000 will be for general and administrative, $100,000 will be for sales and marketing and $150,000 will be for legal and professional. We are planning another equity placement to provide additional capital beyond the LOC and, if sufficient equity funding is raised, to pay back any loans outstanding under the LOC.

     RESEARCH AND DEVELOPMENT. We believe the cost of research and development activities through the end of our fiscal year on March 31, 2002 will be approximately $400,000, provided we receive adequate funding. We expect to add approximately four production employees between now and December 2001 to accommodate our anticipated production and sales plans. We anticipate that a total of nine machinists, production and assembly employees will be needed to produce ten engines per month. Assuming a total of nine new employees are added, the approximate cost for these employee additions is estimated to be less than $300,000. Until we commence selling engines, the cost of these employees will be charged to research and development. By December 2001, we expect to be an operating company with engines being manufactured and sold. At this time, the costs of these employees will be allocated to work-in-process inventory and charged to costs of goods sold as appropriate. Without adequate funding, we will decrease our research and development expenditures to less than $100,000. Engine-types developed to accommodate different horsepower, torque, type of fuel used and other new engine models, will require modifications or alterations in the engine design, and these research and development activities may be delayed or suspended without adequate funding.

     CAPITAL EQUIPMENT. Additional equipment will be needed to increase production from five engines per month to ten engines per month and for any additional higher monthly production volumes. Our estimated capital equipment expenditures through the end of our fiscal year on March 31, 2002 are estimated to be approximately $160,000. We intend to borrow $60,000 secured by our Cessna 337 airplane that we purchased in September 2000 to finance some of these capital equipment expenditures. In the near term, we expect to contract with third parties for certain parts production.

     GENERAL AND ADMINISTRATIVE. We anticipate that general and administrative expenses, which include officer and administrative salaries, travel, consulting, office supplies and repairs and maintenance expenditures, will be approximately $250,000 for the remainder of our fiscal year on March 31, 2002. This includes the new salary of Jack E. Dahl, who was hired as our President on April 20, 2001. Mr. Dahl will be compensated at the rate of $5,000 per month for a minimum of 100 hours of service per month.

     SALES AND MARKETING. To promote the Dyna-Cam Engine, among other items, we believe it will be necessary to incur expenditures for trade show participation, demonstrations and exhibits, marketing materials, advertisements and promotional expenditures and additional website development. We anticipate that approximately $100,000 will be required for these sales and marketing activities through the end of our fiscal year on March 31, 2002. As additional markets develop for the Dyna-Cam Engine, sales and marketing expenditures will correspondingly increase.

     LEGAL AND PROFESSIONAL. There will be costs estimated at approximately $150,000 through the end of our fiscal year on March 31, 2002 for continuing accounting, legal and business consulting expenses. These expenses include (i) the services of Aztore, (ii) legal fees and costs related to SEC reporting and compliance requirements as a fully reporting public company, (iii) ongoing auditor's fees for audit and reviews, and (iv) legal fees for expanded patent, trademark and intellectual property protection.

FACTORS AFFECTING FUTURE PERFORMANCE

     Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "believes," "EXPECTS," "ANTICIPATES," "INTENDS," "FORECASTS," "PROJECTS," "PLANS," "ESTIMATES" and similar expressions identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to the differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Annual Report on Form 10-KSB for the year ended March 31, 2001, including those in the Notes to Financial Statements and in "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" and "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" sections which are incorporated by reference in this Form 10-QSB.

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation that the future events, plans or expectations contemplated will be achieved. We undertake no obligation to publicly update, review or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any forward-looking statements are based. Our filings with the SEC, including the Form 10-KSB referenced above, may be accessed at the SEC's Web site, www.sec.gov.

                           PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

PREFERRED STOCK ISSUANCES

Dyna-Cam issued 60,000 shares of Series A Preferred stock in April 2001 as a commitment and origination fee to Aztore in connection with the LOC and recorded deferred financing costs of $60,000 ($1.00 per share). Dyna-Cam will amortize these deferred costs and record interest expense monthly over the term of the LOC, which expires on October 31, 2001. During the three months ended June 30, 2001, $20,000 was amortized and charged to interest expense.

ITEM 5. OTHER INFORMATION

MANAGEMENT RESTRUCTURING

On April 20, 2001, the Board of Directors elected Jack E. Dahl as Dyna-Cam's President and Chief Operating Officer. Mr. Dahl has served on the Board of Directors since November 3, 2000 and will remain a member of the Board. Mr. Dahl replaced Patricia J. Wilks who resigned as President and was named Chairman of the Board. Mr. Michael S. Williams resigned as Chairman but will remain on the Board of Directors.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

        10.8 (1)      Agreement  for  Convertible  Secured  Line of Credit dated
                      effective   April  30,  2001   between   Dyna-Cam   Engine
                      Corporation and Aztore Holdings, Inc.

        10.9 (1) Security Agreement dated effective April 30, 2001 between Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

        10.10 (1)     Rights  Agreement  dated  effective April 30, 2001 between
                      Dyna-Cam Engine  Corporation,  Aztore  Holdings,  Inc. and
                      Patricia J. Wilks and Dennis C. Palmer.

----------
(1) Incorporated by reference from Dyna-Cam's Form 10-QSB for the period ended December 31, 2000 as filed with the Securities and Exchange Commission on July 2, 2001.

     b. Reports on Form 8-K

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who have been duly authorized.

Date: August 8, 2001

                                       DYNA-CAM ENGINE CORPORATION


                                       By: /s/ Patricia J. Wilks
                                           -------------------------------------
                                           Patricia J. Wilks
                                           Chairman of the Board


                                       By: /s/ Jack E. Dahl
                                           -------------------------------------
                                           Jack E. Dahl
                                           President and Chief Operating Officer
                                           (Principal Accounting Officer)

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                           EXHIBITS TO THE FORM 10-QSB
                    FOR THE THREE-MONTHS ENDED JUNE 30, 2001

                                  EXHIBIT INDEX


         Number                              Description
         ------                              -----------

        10.8 (1)      Agreement  for  Convertible  Secured  Line of Credit dated
                      effective   April  30,  2001   between   Dyna-Cam   Engine
                      Corporation and Aztore Holdings, Inc.

        10.9 (1) Security Agreement dated effective April 30, 2001 between Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

        10.10 (1)     Rights  Agreement  dated  effective April 30, 2001 between
                      Dyna-Cam Engine  Corporation,  Aztore  Holdings,  Inc. and
                      Patricia J. Wilks and Dennis C. Palmer.

----------
(1) Incorporated by reference from Dyna-Cam's Form 10-QSB for the period ended December 31, 2000 as filed with the Securities and Exchange Commission on July 2, 2001.