Form 10KSB/A
period 2001-03-31
DYNA CAM
filed 2001-08-20
CIK 1124394

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

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

     The aggregate market value at March 31, 2001 of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was approximately: N/A

     The number of shares outstanding of the registrant's common equity as of June 30, 2001 was 35,014,635.

    Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                            INDEX TO THE FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                            PAGE

PART I ....................................................................    2

ITEM 1. DESCRIPTION OF BUSINESS............................................    2

ITEM 2. DESCRIPTION OF PROPERTY............................................   16

ITEM 3. LEGAL PROCEEDINGS..................................................   16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   16

PART II ...................................................................   16

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........   16

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........   18

ITEM 7. FINANCIAL STATEMENTS...............................................   24

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE...............................................   48

PART III ..................................................................   49

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .................   49

ITEM 10. EXECUTIVE COMPENSATION............................................   51

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....   54

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................   56

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................   59

         INDEX TO EXHIBITS.................................................   59
         REPORTS ON FORM 8-K...............................................   60

SIGNATURES.................................................................   61

                                     PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, this Form 10-KSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "SECURITIES ACT") and Section 21E of the Securities Exchange Act of 1934, as amended ("EXCHANGE ACT"). We intend that the forward-looking statements be subject to the safe harbors created by these statutory provisions.

     Forward-looking statements involve risks and uncertainties and include, but are not limited to, statements of future events, our plans and expectations, financial projections and performance and acceptance of our product in the marketplace. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission ("SEC"), through press releases or otherwise. Wherever possible, we have identified these forward-looking statements by words such as "BELIEVES," "ANTICIPATES," "CONTEMPLATES," "EXPECTS," "INTENDS," "PROJECTS," "PLANS," "FORECASTS," "ESTIMATES" and similar expressions. These statements reflect our current views about future events and financial performance or operations and are applicable only as of the date the statements are made. Our actual results may differ materially from these statements. Factors that may cause or contribute to differences include, but are not limited to, those discussed in "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS," as well as those factors discussed elsewhere in this Form 10-KSB/A and in any exhibits attached.

     Although we believe that the assumptions underlying our forward-looking statements in this Form 10-KSB/A are reasonable, any of the assumptions could prove inaccurate. There can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed under "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE," our business and operations are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this Form 10-KSB/A.

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

     Immediately following the Asset Acquisition, the stockholders of DCEC California held approximately 85% of the outstanding shares of common stock of TSIH. For financial accounting purposes, the Asset Acquisition has been treated as a recapitalization of DCEC California with DCEC California as the purchaser of TSIH. The financial statements included in this Form 10-KSB/A have been prepared to give retroactive effect of the Asset Acquisition completed on March 31, 2000 and to represent the historical operations of DCEC California. Consistent with financial accounting requirements, all of DCEC California's assets, liabilities and accumulated deficit are reflected at their combined historical cost (as the accounting acquirer) and the preexisting outstanding shares of TSIH (the accounting acquiree) are reflected at their net asset value, which was not material.

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

FEATURES

     The following table shows some of the technical features of our 200 horsepower DC375 engine compared to other conventional piston engines of equivalent horsepower in use today:

                            DC375 Dyna-Cam         Leading            V-8 Car
      Feature                   Engine        Aircraft Engine         Engine
      -------                   ------        ---------------         ------

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

     In comparison to other conventional internal combustion engines with similar displacement, we believe that the Dyna-Cam Engine has no known negative design characteristics. The Dyna-Cam Engine has undergone extensive testing to achieve its FAA certification. Additional testing, in particular installation testing, could reveal design defects. Based on the testing of over 40 prototypes of the Dyna-Cam Engine, we believe that any such defect could be resolved.

     The Dyna-Cam Engine is also new in comparison to other FAA certified aircraft engines that have been used for over 50 years. These engines have a long history of expert observation and confirmation and have a higher installed base. There has not been an opportunity for established engine experts to observe engine testing or demonstrations of the Dyna-Cam Engine. Due to these factors, these engines have significantly more support from mechanics, technicians and parts manufacturers than the Dyna-Cam Engine.

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

     The Series A Preferred stock provides for dividends at the rate of $0.10 per share per annum (10% of the liquidation preference amount), pro rated for the period the shares are actually outstanding. Dividends are cumulative and payable only when declared by the Board of Directors. Dividends automatically accrue upon conversion of the Series A Preferred stock and are to be paid in shares of common stock at the conversion value then in effect for the Series A Preferred stock. No dividends have been declared by the Board of Directors. If cash dividends were to be paid, the Series A Preferred stock would have preference in payment of dividends over the common stock and any other series of preferred stock later designated. Undeclared cumulative dividends as of March 31, 2001 for the Series A Preferred stock totaled $82,098, or $.06 per share of Series A Preferred stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations, financial projections and performance and acceptance of our product in the marketplace. Our actual results could differ materially from those discussed. Factors that could cause or contribute to differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB/A, or incorporated herein by reference. See "SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS" at the beginning of this Form 10-KSB/A.

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

     For financial accounting purposes, the Asset Acquisition has been treated as a recapitalization of DCEC California with DCEC California as the purchaser of TSIH. The financial statements included in this Form 10-KSB/A have been prepared to give retroactive effect of the Asset Acquisition and to represent the historical operations of DCEC California. Consistent with financial accounting requirements, all of DCEC California's assets, liabilities and accumulated deficit are reflected at their combined historical cost (as the accounting acquirer) and the preexisting outstanding shares of TSIH (the accounting acquiree) are reflected at their net asset value, which was not material. TSIH had no significant operations, assets or liabilities prior to the Asset Acquisition.

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

RESULTS OF OPERATIONS

     The following discussion provides information that we believe will help you understand our financial statements, and should be read along with our financial statements and related notes included in this Form 10-KSB/A. We have continued as a development stage company during the fiscal year ended March 31, 2001 and will continue to report as such until sales of our Dyna-Cam Engines occur.

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

                                        For the fiscal year ended March 31,
                                     -----------------------------------------
                                            2001                   2000
                                     ------------------     ------------------
                                      Amount        %        Amount        %
                                     --------     -----     --------     -----
Research and development             $100,751      15.9     $ 63,892      21.9
General and administrative            170,816      26.9      113,506      38.7
Legal and professional fees           281,895      44.4       49,899      17.1
Depreciation and amortization          81,079      12.8       65,106      23.3
                                     --------     -----     --------     -----
                                     $634,541     100.0     $292,403     100.0
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

     Legal and professional fees increased by $231,996 to $281,895 for the fiscal year ended March 31, 2001 compared to $49,899 for the fiscal year ended March 31, 2000. The components of legal and professional fees are as shown in the following table:

                                                     Fiscal year ended March 31,
                                                     ---------------------------
                                                       2001               2000
                                                     --------            -------

Audit fees                                           $ 23,512            $    --
Aztore financial consulting fees                      205,500                 --
Consulting fees - Jack E. Dahl                          4,500                 --
SEC related legal fees                                 17,835                 --
Patent related legal fees                               7,175                 --
Other legal and professional                           21,361                 --
Litigation defense                                      2,012             49,899
                                                     --------            -------
                                                     $281,895            $49,899
                                                     ========            =======

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

     Other income (expense) consisted of the following items:

                                                     Fiscal year ended March 31,
                                                     ---------------------------
                                                       2001              2000
                                                     --------         ---------

Interest expense                                     $(81,553)        $ (50,636)
Interest income                                         4,545               370
Extraordinary gain                                         --           189,679

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

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                      26

Balance Sheet as of March 31, 2001                                            27

Statements of Operations for the fiscal years ended
  March 31, 2001 and 2000                                                     28

Statement of Stockholders' Equity (Deficit) for the fiscal
  years ended March 31, 2001 and 2000                                         29

Statements of Cash Flows for the fiscal years ended
  March 31, 2001 and 2000                                                     31

Notes to Financial Statements                                                 33

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


/s/ WEBER & COMPANY, P.C.

Scottsdale, Arizona
June 29, 2001

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                            STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                                   For the fiscal   For the fiscal    Inception to
                                                     year ended       year ended     March 31, 2001
                                                   March 31, 2001   March 31, 2000    (unaudited)
                                                    ------------     ------------     ------------
REVENUES:                                           $         --     $         --     $         --
                                                    ------------     ------------     ------------
OPERATING EXPENSES:
   Research and development                              100,751           63,892          532,123
   General and administrative                            170,816          113,506          949,709
   Legal and professional fees                           281,895           49,899          425,836
   Depreciation and amortization                          81,079           65,106          251,073
                                                    ------------     ------------     ------------
         Total operating expenses                        634,541          292,403        2,158,741
                                                    ------------     ------------     ------------
LOSS FROM OPERATIONS                                    (634,541)        (292,403)      (2,158,741)
                                                    ------------     ------------     ------------
OTHER INCOME (EXPENSE):
   Interest expense                                      (81,553)         (50,636)        (424,238)
   Interest income                                         4,545              370           19,070
   Grant income                                               --               --          442,295
   Other expense                                              --               --          (73,870)
                                                    ------------     ------------     ------------
         Total other expense                             (77,008)         (50,266)         (36,743)
                                                    ------------     ------------     ------------
LOSS BEFORE EXTRAORDINARY ITEM                          (711,549)        (342,669)      (2,195,484)
                                                    ------------     ------------     ------------
EXTRAORDINARY ITEM:
   Debt forgiveness income, no income tax effect              --          189,679          189,679
                                                    ------------     ------------     ------------
NET LOSS                                            $   (711,549)    $   (152,990)    $ (2,005,805)
                                                    ============     ============     ============
NET LOSS PER COMMON SHARE:
   Basic: Before Extraordinary Item                 $     (0.020)    $     (0.010)    $     (0.072)
          Extraordinary Item                                  --            0.005            0.006
                                                    ------------     ------------     ------------
               Total Basic                          $     (0.020)    $     (0.005)    $     (0.066)
                                                    ============     ============     ============

   Diluted: Before Extraordinary Item               $     (0.020)    $     (0.010)    $     (0.072)
            Extraordinary Item                                --            0.005            0.006
                                                    ------------     ------------     ------------
               Total Diluted                        $     (0.020)    $     (0.005)    $     (0.066)
                                                    ============     ============     ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                            35,014,635       34,596,752       30,690,096
                                                    ============     ============     ============

     Diluted                                          35,014,635       34,596,752       30,690,096
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

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          (A DEVELOPMENT STAGE COMPANY)
               FOR THE FISCAL YEARS ENDED MARCH 31, 2001 AND 2000

                                                                                                                           Total
                                          Series A Preferred stock      Common stock         Additional                    Stock-
                                          ------------------------  ----------------------     Paid-in    Accumulated     holders'
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

                                   -CONTINUED-

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          (A DEVELOPMENT STAGE COMPANY)
               FOR THE FISCAL YEARS ENDED MARCH 31, 2001 AND 2000

                                   -CONTINUED-

                                                                                                                           Total
                                          Series A Preferred stock      Common stock         Additional                    Stock-
                                          ------------------------  ----------------------     Paid-in    Accumulated     holders'
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

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                                          For the fiscal     For the fiscal    Inception to
                                                            year ended         year ended     March 31, 2001
                                                          March 31, 2001     March 31, 2000     (unaudited)
                                                          --------------     --------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(711,549)        $(152,990)        $(2,005,805)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Gain on debt extinguishment                                   --          (189,679)           (189,679)
     Depreciation and amortization                             81,079            65,106             251,073
     Common stock issued for guarantees and pledge of
       collateral                                                  --                --              68,937
     Common stock issued for services rendered                     --            17,500              18,500

     Common stock issued to settle compensation claims             --            52,500              52,500
     Amortization of deferred financing costs                  24,500                --              24,500
     Preferred stock issued for services rendered               9,599                --               9,599
     Note payable issued for services rendered                 69,000                --              69,000
     Changes in assets and liabilities:-
      Increase in inventory                                   (91,147)          (46,682)           (194,572)
      Decrease in prepaid expenses                                 --             3,653                  --
      Increase in accounts payable                             31,420             5,720              45,114
      Increase in due to related party                        125,053                --             125,053
      Increase in accrued interest payable                      1,331            25,555               4,095
      Increase in customer deposits                                --            10,000              15,000
                                                            ---------         ---------         -----------
         Net cash used in operating activities               (460,714)         (209,317)         (1,706,685)
                                                            ---------         ---------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of machinery and equipment                       (125,552)         (144,841)           (462,851)
                                                            ---------         ---------         -----------
         Net cash used in investing activities               (125,552)         (144,841)           (462,851)
                                                            ---------         ---------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of preferred stock, net of placement fees         910,048                --             910,048
   Issuance of common stock                                        --                --             605,682

                                   -continued-

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)
                                   -continued-

                                                          For the fiscal     For the fiscal    Inception to
                                                            year ended         year ended     March 31, 2001
                                                          March 31, 2001     March 31, 2000     (unaudited)
                                                          --------------     --------------     -----------
   Borrowings on notes payable                                 31,600           330,341           1,132,237
   Repayments on notes payable                               (279,050)          (53,205)           (405,236)
   Proceeds from Bridge Loan                                  275,000            75,000             350,000
   Payments on Bridge Loan                                   (350,000)               --            (350,000)
   Principal repayments on capital leases                     (26,923)          (17,803)            (64,241)
                                                            ---------         ---------         -----------
         Net cash provided by financing activities            560,675           334,333           2,178,490
                                                            ---------         ---------         -----------
NET (DECREASE) INCREASE IN CASH                               (25,591)          (19,825)              8,954
CASH, beginning of period                                      34,545            54,370                  --
                                                            ---------         ---------         -----------
CASH, end of period                                         $   8,954         $  34,545         $     8,954
                                                            =========         =========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                   $  60,952         $  18,890         $    48,960
                                                            =========         =========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
    Preferred stock issued upon conversion of debt and
      related accrued interest                              $  27,600         $ 224,725         $   252,325
                                                            =========         =========         ===========

    Machinery and equipment acquired under capitalized
      leases                                                $      --         $ 106,186         $   148,151
                                                            =========         =========         ===========
    Common stock issued for Bridge Loan commitment and
      origination fee                                       $      --         $      --         $    68,937
                                                            =========         =========         ===========

    Common stock issued for services rendered               $      --         $  17,500         $    18,500
                                                            =========         =========         ===========

    Common stock issued to settle compensation claims       $      --         $  52,500         $    52,500
                                                            =========         =========         ===========
    Common stock issued for Bridge Loan commitment and
      origination fee                                       $      --         $  24,500         $        --
                                                            =========         =========         ===========

    Preferred stock issued for services rendered            $   9,599         $      --         $     9,599
                                                            =========         =========         ===========

    Note payable issued for services rendered               $  69,000         $      --         $    69,000
                                                            =========         =========         ===========

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

                                                                  March 31, 2001
                                                                  --------------

Raw materials and supplies                                          $ 214,572
Obsolescence allowance                                                (20,000)
                                                                    ---------
                                                                    $ 194,572
                                                                    =========

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

DEVELOPMENT STAGE PRESENTATION (UNAUDITED)

The cumulative data related to the periods of December 17, 1993 to March 31, 2000 included in the accompanying financial statements is unaudited. An audit of such cumulative data would entail an audit of data from December 17, 1993 (the date of incorporation of DCEC California) through March 31, 1998. All financial data from the periods of April 1, 1998 through March 31, 2000 has been audited. In the opinion of management, undertaking an audit of the data for the period from inception through March 31, 1998 would result in significant cost and hardship. Management believes an audit of such data would not provide additional meaningful information regarding the Company's current financial position and operations. In addition, the Company anticipates that it will begin generating revenue in December 2001, which would terminate the Company's status as a development stage company and alleviate the requirement, if any, to have the cumulative data audited.

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

(7) LONG-TERM DEBT

Long-term debt consists of the following:

                                                                  March 31, 2001
                                                                  --------------

SBA loan, interest at prime plus 2.75% (11.75% as of
  March 31, 2001) per annum, monthly payments of $4,728,
  due November 24, 2008. Guaranteed by two officers
  and a related individual who pledged additional personal
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

A summary of stock option activity for the year ended March 31, 2001 is shown in the following table:

                                                                    Weighted
                                                                     Average
                                                        Number   Exercise price
                                                        ------   --------------

Options outstanding, April 1, 1999                           --
   Granted                                            4,000,000       $0.30
   Exercised                                                 --
   Forfeited                                                 --
                                                      ---------
Options outstanding, March 31, 2000                   4,000,000       $0.30
   Granted                                                   --
   Exercised                                                 --
   Forfeited                                                 --
                                                      ---------
Options outstanding, March 31, 2001                   4,000,000       $0.30
                                                      =========

Options available for grant as of March 31, 2001      2,000,000
                                                      =========

Options exercisable as of March 31, 2001                800,000       $0.30
                                                      =========

(11) COMMON STOCK WARRANTS

The Company has six series of common stock purchase warrants, with 400,000 warrants outstanding in each series. Each warrant provides for the purchase of one share of common stock. Each warrant is callable by the Company for a price of $.0001 per warrant at any time. A summary of warrants outstanding as of March 31, 2001 follows:

                                              A & B              C & D              E & F
                                             Warrants           Warrants           Warrants
                                          -------------      -------------      -------------
Warrants outstanding, April 1, 1999             800,000            800,000            800,000
   Granted                                           --                 --                 --
   Exercised                                         --                 --                 --
   Forfeited                                         --                 --                 --
                                          -------------      -------------      -------------
Warrants outstanding, March 31, 2000            800,000            800,000            800,000
   Granted                                           --                 --                 --
   Exercised                                         --                 --                 --
   Forfeited                                         --                 --                 --
                                          -------------      -------------      -------------
Warrants outstanding, March 31, 2001            800,000            800,000            800,000
                                          =============      =============      =============

Exercise price                            $        2.00      $        4.00      $        6.00
                                          =============      =============      =============

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

     MICHAEL S. WILLIAMS. Mr. Williams was the President and a director of TSIH (prior to its name change to Dyna-Cam) from its incorporation in June 1999 until the DCEC California transaction, effective March 31, 2000 when he resigned as President. Prior to the acquisition of the DCEC California assets, TSIH had no significant assets, operations or liabilities. Mr. Williams continues to serve as a director of Dyna-Cam since March 2000. Since 1995, Mr. Williams has been the Chief Executive Officer and Chief Portfolio Officer of Aztore Holdings, Inc., a Phoenix, Arizona-based investment and management consulting company. He devotes full-time to Aztore's affairs and portfolio companies. Since 1999, Mr. Williams has also been the Chief Executive Officer and Chief Portfolio Officer of Chasseur Holdings, Inc., a company similar to Aztore. From November 1993 to December 1995, Mr. Williams formed and was a Managing Director of Bulldog Investment Company, L.L.C., a private investment company with a business plan similar to Aztore's. From November 1990 to November 1993, Mr. Williams was the sole principal in Bucher & Williams, a private investment and consulting company. Mr. Williams has an MBA degree in Strategic Planning and Corporate

Finance from the Wharton Graduate School of the University of Pennsylvania in 1974 and a Bachelor of Arts degree in both History and Political Science from Pennsylvania State University in 1969.

     Aztore and Chasseur specialize in providing investment banking, corporate restructuring and consulting services to financially distressed companies. Mr. Williams holds various officer and director positions in the many of Aztore's and Chasseur's portfolio companies, some of which are in extended financial condition and some of these companies, including Chasseur have been in Chapter 11 bankruptcy proceedings prior to becoming a portfolio company of Aztore.

     LANNY R. LANG. Mr. Lang has been a director and Secretary and Treasurer of TSIH (prior to its name change to Dyna-Cam) from its formation until the DCEC California transaction effective March 31, 2000 when he resigned as a director and Treasurer. Prior to the acquisition of the DCEC California assets, TSIH had no significant assets, operations or liabilities. Mr. Lang continues as Dyna-Cam's Secretary. Since 1995, Mr. Lang has been the Chief Financial Officer, Secretary and Treasurer of Aztore. He devotes full-time to Aztore's affairs and portfolio companies. Since 1999, Mr. Lang has also been the Chief Financial Officer, Secretary and Treasurer of Chasseur Holdings, Inc., a company similar to Aztore. From November 1991 to December 1995, Mr. Lang, along with Mr. Williams, formed and was a Managing Director of Bulldog Investment Company, LLC, a private investment company with a business plan similar to Aztore's. From November 1991 to November 1993, Mr. Lang was the sole principal of Lang Financial Services, Inc., a private investment and consulting company. From 1980 to 1985, Mr. Lang was employed in the Audit Department of Price Waterhouse in Minneapolis, Minnesota. Mr. Lang received a BA degree in Accounting from the University of Northern Iowa.

     Aztore and Chasseur specialize in providing investment banking, corporate restructuring and consulting services to financially distressed companies. Mr. Lang holds various officer and director positions in the many of Aztore's and Chasseur's portfolio companies, some of which are in extended financial condition and some of these companies, including Chasseur have been in Chapter 11 bankruptcy proceedings prior to becoming a portfolio company of Aztore.

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

                           SUMMARY COMPENSATION TABLE

                                                                           Long-term
                                        Annual compensation               compensation
                               -------------------------------------    ---------------
                               Fiscal year
         Name and                  ended                   Other         Stock options
    principal position           March 31,    Salary    compensation    Granted (shares)
    ------------------           ---------    ------    ------------    ----------------
Patricia J. Wilks,                 2001       $60,000         --                  --
  Chairman since April 20,         2000            --    $25,000 (2)       2,000,000 (1)
  2001 (formerly President)        1999            --    $30,639 (3)              --

Dennis C. Palmer, Executive        2001       $60,000      -                      --
  Vice President and Chief         2000            --    $27,500 (2)       2,000,000 (1)
  Engineer                         1999            --    $30,639 (3)              --

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

                          AGGREGATE OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                       Value of in-the-money
                                                Number of options at         options at
                                                   March 31, 2001          March 31, 2001
                    Shares acquired    Value        Exercisable/            Exercisable/
     Name            upon exercise    realized      unexercisable           unexercisable
     ----            -------------    --------      -------------           -------------
Patricia J. Wilks          0             $0       400,000/1,600,000             $0/$0

Dennis C. Palmer           0             $0       400,000/1,600,000             $0/$0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our common stock as of June 30, 2001 by the officers and directors and by persons holding more than 5% of our outstanding capital stock:

       Name and Address                     Shares Held(1)        Percentage(1)
       ----------------                     -----------           ----------

Patricia J. Wilks (2)                       24,649,756              61.37%
23960 Madison Avenue
Torrance, California  90505

Dennis C. Palmer (3)                        24,274,756              60.44%
23960 Madison Avenue
Torrance, California  90505

Ambrose D. Hope  (4)                                --                 --
23960 Madison Avenue
Torrance, California  90505

Michael S. Williams (5)                      5,904,185              14.70%
14647 S. 50th Street, Suite 130
Phoenix, AZ  85044-6464

Jack E. Dahl (6)                                83,333               0.21%
19801 Marilla Street
Chatsworth, CA  91311

Lanny R. Lang (5)                            5,904,185              14.70%
14647 S. 50th Street, Suite 130
Phoenix, AZ  85044-6464

Palmer Holdings, Ltd.                       23,874,756              59.44%
23960 Madison Avenue
Torrance, California  90505

       Name and Address                     Shares Held(1)        Percentage(1)
       ----------------                     -----------           ----------

Aztore Holdings, Inc. (7)
14647 S. 50th Street, Suite 130
Phoenix, AZ  85044-6464                      5,904,185              14.70%

Chasseur Holdings, Inc.
14647 S. 50th Street, Suite 130
Phoenix, AZ  85044-6464                      4,000,000               9.96%

Total officers and directors as a group
(6 persons)                                 31,037,274              77.28%

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

10.6 (1) Employment Agreement dated March 31, 2000 by and between Dyna-Cam Engine Corporation and Dennis C. Palmer

10.7 (1) 2000 Equity Incentive Plan

10.8 (2) Agreement for Convertible Secured Line of Credit dated effective
         April 30, 2001 between Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

10.9 (2) Security Agreement dated effective April 30, 2001 between Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

10.10(2) Rights Agreement dated effective April 30, 2001 between Dyna-Cam Engine
         Corporation, Aztore Holdings, Inc. and Patricia J. Wilks and Dennis C. Palmer.

10.11(3) Employment Offer Letter Agreement dated April 24, 2001 between Dyna-Cam
         Engine Corporation and Jack E. Dahl.

----------
(1) Incorporated by reference from Dyna-Cam's Form 10-SB as filed with the Securities and Exchange Commission on December 6, 2000.

(2) Incorporated by reference from Dyna-Cam's Form 10-QSB for the period ended December 31, 2000 as filed with the Securities and Exchange Commission on July 2, 2001.

(3) Incorporated by reference from Dyna-Cam's Form 10-KSB for the period ended March 31, 2001 as filed with the Securities and Exchange Commission on July 16, 2001.

REPORTS ON FORM 8-K

     Dyna-Cam filed no Reports on Form 8-K during the year ended March 31, 2001 or subsequently through July 16, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNA-CAM ENGINE CORPORATION


By /s/ Jack E. Dahl
   ---------------------------------------------------
   Jack E. Dahl, President and Chief Operating Officer

Date: August 17, 2001

Board of Directors:


/s/ Patricia J. Wilks
---------------------------------------------------
Patricia J. Wilks, Chairman

Date: August 17, 2001


/s/ Jack E. Dahl
---------------------------------------------------
Jack E. Dahl, Director

Date: August 17, 2001


/s/ Dennis C. Palmer
---------------------------------------------------
Dennis C. Palmer, Director

Date: August 17, 2001


/s/ Michael S. Williams
---------------------------------------------------
Michael S. Williams, Director

Date: August 17, 2001


/s/ Ambrose Hope
---------------------------------------------------
Ambrose Hope, Director

Date: August 17, 2001