Form 10QSB
period 2001-09-30
DYNA CAM
filed 2002-01-11
CIK 1124394

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                For the quarterly period ended September 30, 2001


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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     The number of shares outstanding of the registrant's common equity as of December 31, 2001 was 35,014,635 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                            INDEX TO THE FORM 10-QSB
                   FOR THE SIX-MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION..................................................2

     Item 1. Financial Statements..............................................2

             Balance Sheets as of September 30, 2001 (unaudited)
               and March 31, 2001..............................................2

             Statements of Operations for the three-months and six-months ended September 30, 2001 and 2000 (unaudited)...................3

             Statements of Cash Flows for the six-months ended
               September 30, 2001 and 2000 (unaudited).........................4

             Notes to the Financial Statements.................................6

     Item 2. Management's Discussion and Analysis and Plan of Operation.......10

PART II. OTHER INFORMATION....................................................19

     Item 2. Changes in Securities and Use of Proceeds........................19

     Item 3. Defaults Upon Series Securities..................................19

SIGNATURES....................................................................20

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                                 BALANCE SHEETS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                      Sept. 30, 2001    March 31,
ASSETS                                                                  (unaudited)       2001
                                                                        -----------    -----------
Current assets:
  Cash and cash equivalents                                             $    18,184    $     8,954
  Inventory                                                                 201,184        194,572
  Prepaid expenses and deposits                                               4,034             --
  Deferred financing costs                                                   10,000             --
                                                                        -----------    -----------
        Total current assets                                                233,402        203,526

Machinery and equipment, net                                                345,962        359,929
Patents and intellectual property rights                                         --
                                                                        -----------    -----------
                                                                        $   579,364    $   563,455
                                                                        ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                      $    35,788    $    45,114
  Due to related parties                                                    164,731        125,053
  Accrued interest                                                               --          4,095
  Customer deposits                                                          24,000         15,000
  Short-term borrowings                                                      30,000         30,000
  Line of credit borrowings from related party                              330,000             --
  Current portion of long-term debt and capitalized lease obligations        60,667         59,744
                                                                        -----------    -----------
       Total current liabilities                                            645,186        279,006

Long-term debt, less current portion                                        275,898        292,694
Capitalized lease obligations, less current portion                          62,008         55,469
Commitments and contingencies                                                    --             --
                                                                        -----------    -----------
         Total liabilities                                                  983,092        627,169
                                                                        -----------    -----------
Stockholders' deficit:
  Preferred stock - Series A; $1.00 liquidation value,
    authorized 6,000,000 shares, 1,447,199 and
    1,362,199 shares issued and outstanding                               1,447,199      1,362,199
  Preferred stock; $.001 par value, authorized 4,000,000
    shares, no shares designated, issued and outstanding                         --             --
  Common stock; $.001 par value, authorized 65,000,000 shares,
    35,014,635 shares issued and outstanding                                 35,015         35,015
  Additional paid in capital                                                541,627        544,877
  Accumulated deficit                                                    (2,427,569)    (2,005,805)
                                                                        -----------    -----------
        Total stockholders' deficit                                        (403,728)       (63,714)
                                                                        -----------    -----------
                                                                        $   579,364    $   563,455
                                                                        ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                            STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                           Three-months ended Sept. 30,     Six-months ended Sept. 30,
                                           ----------------------------    ----------------------------    Inception to
                                               2001            2000            2001            2000       Sept. 30, 2001
                                           ------------    ------------    ------------    ------------   --------------
                                                    (unaudited)                     (unaudited)             (unaudited)
REVENUES:                                  $         --    $         --    $         --    $         --    $         --
                                           ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Research and development                       56,067          17,276          72,897          35,371         605,020
  General and administrative                     71,626          43,489         129,510          73,604       1,079,219
  Legal and professional fees                    61,858          69,170          81,521         171,092         507,357
  Depreciation and amortization                  21,882          17,671          43,585          37,446         294,658
                                           ------------    ------------    ------------    ------------    ------------
        Total operating expenses                211,433         147,606         327,513         317,513       2,486,254
                                           ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                           (211,433)       (147,606)       (327,513)       (317,513)     (2,486,254)
                                           ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                              (55,150)        (20,777)        (94,282)        (45,796)       (518,520)
  Interest income                                    --           1,357              31           1,357          19,101
  Grant income                                       --              --              --              --         442,295
  Other income (expense)                             --             575              --             575         (73,870)
                                           ------------    ------------    ------------    ------------    ------------
        Total other expense                     (55,150)        (18,845)        (94,251)        (43,864)       (130,994)
                                           ------------    ------------    ------------    ------------    ------------

EXTRAORDINARY ITEM                                   --              --              --              --         189,679
                                           ------------    ------------    ------------    ------------    ------------
NET LOSS                                   $   (266,583)   $   (166,451)   $   (421,764)   $   (361,377)   $ (2,427,569)
                                           ============    ============    ============    ============    ============

NET LOSS PER COMMON SHARE:
  Basic                                    $     (0.008)   $     (0.005)   $     (0.012)   $     (0.010)   $     (0.078)
                                           ============    ============    ============    ============    ============
  Diluted                                  $     (0.008)   $     (0.005)   $     (0.012)   $     (0.010)   $     (0.078)
                                           ============    ============    ============    ============    ============

WEIGHTED AVE. COMMON SHARES OUTSTANDING:
  Basic                                      35,014,635      35,014,635      35,014,635      35,014,635      30,968,461
                                           ============    ============    ============    ============    ============
  Diluted                                    35,014,635      35,014,635      35,014,635      35,014,635      30,968,461
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
                          (A DEVELOPMENT STAGE COMPANY)

                                                      Six-months ended Sept. 30,
                                                      --------------------------
                                                          2001         2000
                                                        ---------    ---------
                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(421,764)   $(361,377)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                           43,585       37,446
    Amortization of commitment and origination fee         50,000           --
    Amortization of deferred financing costs                   --       22,000
    Preferred stock issued for services rendered               --        9,599
    Note payable issued for services rendered                  --       69,000
    Changes in assets and liabilities-
      Increase in inventory                                (6,612)     (15,401)
      Increase in prepaid expenses and deposits            (4,034)          --
      Increase (decrease) in accounts payable              (9,326)      92,579
      Increase in due to related party                     35,583           --
      Decrease in accrued interest payable                     --       (2,651)
      Increase in customer deposits                         9,000           --
                                                        ---------    ---------
        Net cash used in operating activities            (303,568)    (148,805)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of machinery and equipment                     (29,618)     (31,489)
                                                        ---------    ---------
        Net cash used in investing activities             (29,618)     (31,489)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock, net of placement fees       21,750      613,310
  Borrowings on notes payable                                  --       31,229
  Repayments on notes payable                             (15,579)    (248,625)
  Proceeds from bridge loan                                    --      275,000
  Repayments on bridge loan                                    --     (350,000)
  Borrowings under secured line of credit                 330,000           --
  Borrowings through capitalized lease obligation          22,942           --
  Principal repayments on capitalized leases              (16,697)     (13,990)
                                                        ---------    ---------
        Net cash provided by financing activities         342,416      306,924
                                                        ---------    ---------

NET (DECREASE) INCREASE IN CASH                             9,230      126,630
  CASH, beginning of period                                 8,954       34,545
                                                        ---------    ---------
  CASH, end of period                                   $  18,184    $ 161,175
                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                $  14,582    $  38,245
                                                        =========    =========
  Cash paid for taxes                                   $      --    $      --
                                                        =========    =========

                                   -CONTINUED-

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)
                                   -CONTINUED-

                                                      Six-months ended Sept. 30,
                                                      --------------------------
                                                          2001         2000
                                                        ---------    ---------
                                                              (unaudited)
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCIAL ACTIVITIES:
    Preferred stock issued for services rendered        $      --    $   9,599
                                                        =========    =========

    Note payable issued for services rendered           $      --    $  69,000
                                                        =========    =========

    Preferred stock issued upon conversion of debt      $      --    $  27,600
                                                        =========    =========

    Preferred stock issued for commitment
      and origination fee                               $  60,000    $      --
                                                        =========    =========

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three and six month periods ended September 30, 2001 may not be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

(2) ORGANIZATION AND OPERATIONS

Dyna-Cam Engine Corporation (the "COMPANY") is developing a unique, axial cam-drive, free piston, internal combustion engine. The Company intends to manufacture, market and sell the Dyna-Cam Engine, initially targeting the "kitbuilt" aircraft market.

     GOING CONCERN AND MANAGEMENT'S PLANS

The Company has defaulted on an indebtedness that is secured by a lien on all of the Company's assets (see "Defaulted Indebtedness" and Note 5 below). Regardless of this default, the accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets is dependent upon the continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. Many of management's plans have changed since its Financial Statements in its Annual Report on Form 10-KSB for the year ended March 31, 2001 were issued. Management's current plans include seeking additional equity financing, selling the Company's business and assets or ceasing operations. The Company may also seek bankruptcy protection. These financial statements do not include any adjustments that might result from uncertainty due to these new plans.

     DEFAULTED INDEBTEDNESS

As more fully discussed in Note 5, the Company is currently in default on its secured notes (the "SECURED NOTES") due to Aztore Holdings, Inc. ("AZTORE"). Aztore controls approximately 15% of the Company's common stock on a fully converted basis. Michael S. Williams, the President of Aztore, is a member of the Board of Directors and Aztore has the contractual right to appoint a majority of the members of the Company's Board of Directors. The Board is restricted under this contractual arrangement and cannot approve equity sales or a sale of the Company's assets without approval of four of the five members of the Board of

Directors. The Secured Notes were issued under a line of credit facility (the "LOC") entered into effective April 30, 2001 and are secured by a lien on all Company assets. The LOC expired on October 31, 2001 and a total note principal amount of $345,000 plus interest of $9,652 was due and payable at that date. On January 4, 2002 Aztore formally demanded immediate payment of its liability and notified the Company of its intent to take further actions to collect its Secured Notes and related liabilities (see Note 5 and Note 8).

     SERIES A OFFERING

On July 19, 2001, the Company offered up to 3,000,000 shares of Series A 10% Cumulative Convertible Preferred Stock (the "SERIES A PREFERRED") at $1.00 per share in a private placement offering (the "SERIES A OFFERING"). During the quarter ended September 30, 2001, the Company sold only 25,000 shares of Series A Preferred stock under this offering for $21,750, net of placement fees. All shares of Series A Preferred stock were newly issued and sold solely to "accredited investors" as defined in Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933. The Company paid a selling agent a 10% commission on funds raised under the Series A Offering, a 1 1/2% expense allowance and also granted the selling agent 7,500 warrants to purchase additional shares of common stock at $0.67 per share. The warrants expire in August 2004. Aztore was also paid a 1 1/2% expense allowance for its administrative activities related to the Series A Preferred Offering. No Series A Preferred shares were sold subsequent to September 30, 2001. This Series A Offering expired on October 31, 2001.

(3) DUE TO RELATED PARTIES

Due to related parties consists of the following:

                                                 Sept. 30, 2001
                                                   (unaudited)    March 31, 2001
                                                 --------------   --------------
Aztore Holdings, Inc.:
  Consulting fees                                   $142,225         $112,225
  Accrued interest payable                            22,506            7,929
  Placement fees and other                                --              399
Officer and director                                      --            4,500
                                                    --------         --------
                                                    $164,731         $125,053
                                                    ========         ========

Aztore acts as financial advisor to the Company under various agreements. Aztore directly and indirectly owns approximately 15% of the Company's outstanding voting stock. The consulting fees due to Aztore arise from a Capital Advisory and Financial Consulting Agreement, pursuant to which Aztore provides financial consulting services. Aztore consults on all financial and capital raising and coordinates all the Company's SEC filings and private placement activity. Interest accrues at 1.5% per month on the unpaid balance of Aztore's fees. The total interest expense for the six-months ended September 30, 2001 was $21,326. Aztore's fixed monthly fee for their services has been $10,000 since July 2001.

(4) SHORT-TERM BORROWINGS

Short-term borrowings as of September 30, 2001 consist of a note payable in the principal amount of $30,000 to an unrelated individual, bearing interest at 1% per month, with interest payments due monthly. The principal balance was originally due May 24, 2001 and is now due on demand. One of the Company's officers has pledged their common stock to this individual as collateral.

(5) LINE OF CREDIT BORROWINGS FROM RELATED PARTY

Effective April 30, 2001, the Company entered into the LOC with Aztore. The LOC provided for advances of up to $400,000 and was secured by a lien on all Company assets. The LOC expired on October 31, 2001. Interest accrued and was payable monthly on advances under the LOC at 12% per annum. Interest on the Secured Notes outstanding under the LOC for the six-months ended September 30, 2001 totaled $10,749. The LOC is convertible at Aztore's option into Series A Preferred stock at $1.00 per share. As of September 30, 2001, the Company had borrowed $330,000 under the LOC.

The LOC expired on October 31, 2001 and the Company is currently in default on Secured Notes due to Aztore (see Note 8). A total note principal amount of $345,000 is due and payable as of October 31, 2001. The Company also owes Aztore accrued interest as of October 31, 2001 of $9,652. Since October 31, 2001, the Secured Notes have been in default and accrue interest at a default rate equal to 8% above the "prime rate." There is no assurance that the Company will be able to reach an agreement with Aztore regarding this default. If the Company is unable to enter into a satisfactory agreement with Aztore, actions against the Company under this defaulted indebtedness may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection. In any such event, the ability of the Company to continue its operations will be severely impaired or may cease entirely. The Company is actively seeking alternatives to these outcomes, which may include the sale of the Company's assets or the sale of additional equity. In the event of equity placements, the Company may be subject to anti-dilution agreements (see Note 7).

The Company issued 60,000 shares of Series A Preferred stock in April 2001 as a commitment and origination fee for the LOC. The Company recorded deferred financing costs of $60,000 ($1.00 per share) and has amortized these deferred costs and recorded additional interest expense monthly over the term of the LOC, which expired on October 31, 2001. For the six months ended September 30, 2001, $50,000 of deferred costs were amortized and charged to interest expense.

(6) LONG-TERM DEBT

Long-term debt consists of the following:

                                                 Sept. 30, 2001
                                                  (unaudited)     March 31, 2001
                                                 --------------   --------------
SBAloan, interest at prime plus 2.75% (9.25%
  as of September 30, 2001 and 11.75% as of
  March 31, 2001) per annum, monthly payments
  of $4,728, due November 24, 2008                  $ 291,486       $ 305,317

Note payable to finance company, interest at
  12.9% per annum, monthly payments of $492,
  due April 7, 2005 Collateralized by a vehicle.
  Guaranteed by an officer of the Company              16,932          18,680
Less: Current portion                                 (32,520)        (31,303)
                                                    ---------       ---------
                                                    $ 275,898       $ 292,694
                                                    =========       =========

(7) SHAREHOLDERS' EQUITY (DEFICIT)

     SERIES A PREFERRED STOCK

The Board of Directors has designated 6,000,000 shares of the Company's authorized preferred stock as Series A Preferred stock. The Series A Preferred stock has a $1.00 per share liquidation preference. Each share of the Series A Preferred stock is convertible at a conversion price of $.333 (or equivalent to three shares of common stock). Shares of Series A Preferred stock may be converted at any time at the election of the holder and will automatically convert upon the Company's common stock trading at $1.00 or greater for 60 consecutive trading days on an established market. The Series A Preferred stock provides for cumulative annual dividends at the rate of $0.10 per share per annum (10% of the liquidation preference amount), pro rated for the period the shares are actually outstanding. Dividends are cumulative and are accrued and become payable only when declared by the Board of Directors. No dividends have been declared by the Board of Directors. Undeclared cumulative dividends as of September 30, 2001 for the Series A Preferred stock totaled $153,654 or $.11 per share of Series A Preferred stock outstanding. Dividends may also be converted into common stock at the conversion price of the Series A shares.

During the quarter ended September 30, 2001, the Company sold 25,000 shares of Series A Preferred under the Series A Offering (see Note 2) and raised $21,750, net of placement fees. The Series A Offering expired on October 31, 2001.

     ANTI-DILUTION EXPOSURE

Both the Series A Preferred stock and 5,000,000 shares of common stock held by shareholders of the Company prior to the acquisition of the Dyna-Cam Engine business have anti-dilution protection. In the event any shares of common stock or other common stock equivalents are sold for less than the then conversion price of the Series A Preferred stock ($.333 per share), both these groups of shareholders will receive additional shares or an adjustment in their conversion price. Either of these actions will be cause dilution to the other common shareholders.

(8) SUBSEQUENT EVENTS

     FORECLOSURE NOTICE

On November 5, 2001, the Company received notice from Aztore stating that the Secured Notes under the LOC were in default and proposing a forbearance agreement. The Company and Aztore could not agree on the terms of the forbearance agreement. On January 4, 2002, the Company received a formal foreclosure notice from Aztore demanding immediate payment of the amounts due under the LOC.

     ASSET SALE

In November 2001, the Company sold its Cessna 337 and received a cash payment of $87,000.

     MANAGEMENT CONTRACT STATUS

Subsequent to September 30, 2001, the Company stopped paying salaries to two executives. The executives have employment agreements with the Company. This non-payment may expose the Company to claims under these employment agreements.

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

BACKGROUND AND OVERVIEW

     Dyna-Cam Engine Corporation, our predecessor, was originally incorporated in California in 1993 ("DCEC CALIFORNIA"). TSI Handling, Inc. ("TSIH") was incorporated in Nevada in July 1999. Effective March 31, 2000, TSIH acquired all of the assets of DCEC California and changed its name to Dyna-Cam Engine Corporation ("DYNA-CAM"). The shareholders of TSIH received certain rights in this transaction including anti-dilution protection.

     We have been developing and intend to manufacture, market and sell our unique, axial cam-drive, free piston design, internal combustion engine (the "DYNA-CAM ENGINE"). We believe our engine design offers a number of significant advantages over conventional piston engines. Although originally designed for use in aircraft, we also believe the Dyna-Cam Engine may have additional potential uses, although none have been proven. The initial model of the Dyna-Cam Engine is almost ready for production and we intend to initially target the "kitbuilt" segment of the experimental aircraft market with this model.

PLAN OF OPERATIONS

     Our original plan of operations contemplated that we would produce up to five engines per month starting in December 2001. We contemplated testing the current version of the Dyna-Cam Engine in an actual aircraft installation prior to production. We have not achieved an installation or delivered an engine to a third party. Although we have produced one engine that could be shipped, this engine is not 100% identical to our expected final production engines. We expect to complete another similar engine soon. In September 2000, we acquired a Cessna 337 four-place airplane for the purpose of an installation. Due to funding constraints, we were unable to commence an installation in this plane. Subsequent to September 30, 2001 we sold this plane. Since then we have been seeking another plane for a prototype installation. We are limited in this endeavor by our lack of capital.

     Assuming we had sufficient funding, we believe our manufacturing plan has been delayed by at least nine months and possibly longer. Significant additional working capital will be necessary to expand production. We must not only hire additional personnel but the personnel must be trained. We also believe we need additional equipment to meet our production plan. We have been working capital constrained since early in calendar year 2001 and the current prospects for additional funding are uncertain.

     During the fiscal year ended March 31, 2001, we operated solely on new equity financing obtained from private placements of shares of our Series A Preferred stock ("SERIES A OFFERING"). Through March 31, 2001, we had obtained $910,048 of new funding from selling Series A Preferred shares, net of placement fees. These funds were completely expended by March 31, 2001 and this original Series A Offering expired on March 29, 2001. To address our working capital needs until receipt of additional equity funding, we entered into a line of credit agreement (the "LOC") with Aztore Holdings, Inc. ("AZTORE") effective April 30, 2001. We are currently in default under this LOC. See "Part II. Item
3. Defaults Upon Senior Securities" below.

     At the time the LOC was approved, the LOC advances were to be repaid from proceeds of an equity placement. However, we were unsuccessful in raising material funding under a new Series A offering. Through October 31, 2001, the date of the expiration of this new offering, we only sold an additional 25,000 shares of Series A Preferred and raised $21,750, net of placement fees. We attribute the lack of funding under this offering to (a) our inability to manufacture engines due to a lack of trained employees, (b) our inability to fund and install an engine in an aircraft and (c) the general down turn in the financial markets and the uncertainty surrounding the events of September 11, 2001. We had expected that our common stock would be trading on the OTC Bulletin Board. Our stock was approved for trading to commence on September 11, 2001. Our stock has yet to trade.

     Had we been successful in meeting certain agreed-upon operating goals, which management believed were obtainable at the time we entered into the LOC, including a successful installation of the Dyna-Cam Engine in an airplane, the due date of the LOC would have extended by its terms for an additional six months for no additional commitment or origination fee. We did not meet the operating goals and the LOC expired on October 31, 2001. We were unable to pay the interest payments under the LOC. Due to the lack of anticipated equity funding, we are now in default on Secured Notes issued to Aztore under the LOC and have received a formal notice of foreclosure. See "Part II. Item 3. Defaults on Senior Securities."

     For the next six months through June 30, 2002, our anticipated total additional cash needs are estimated to be more than $300,000. There is no allowance in this amount for additional capital equipment, note repayments or additional working capital. Subsequent to September 30, 2001, we sold our Cessna 337 airplane to obtain needed funding and liquidity to continue operations for the near-term. The airplane was sold for $87,000. Due to limited working capital we have very limited potential for manufacturing and selling engines and therefore we will have to raise additional debt or equity funding to meet this operating cash requirement and any other requirements. We are considering another equity offering. We have not determined whether this offering will be for common stock, Series A Preferred stock, a newly designated series of preferred stock or a convertible debt. We believe a significant successful funding will be very difficult until we can demonstrate a successful installation of a Dyna-Cam Engine and its competitive performance. We are seeking to acquire another airplane either for less cost or for stock, for the installation of a Dyna-Cam Engine. There is no assurance that we will be able to obtain another airplane or obtain access to another airplane or make a successful installation, which will make additional equity placements more difficult. An equity placement may be at a lower price than the conversion price of the Series A Preferred stock which will trigger additional dilution.

     CAPITAL EQUIPMENT. We believe additional equipment and square footage will be needed to increase our production to five engines per month, and for any additional higher monthly production volumes. Our estimated capital equipment expenditures to meet this goal are estimated to be approximately $160,000. In the near term, we expect to contract with third parties for certain parts production. We have no production information regarding the hours necessary to manufacture engines in any quantity, therefore, there is no assurance as to the necessary capital equipment required. If we subcontract parts, there is no assurance that we will be able to obtain credit from such vendors or the price they will charge for such parts.

     MANUFACTURING COSTS. We have not analyzed our manufacturing labor costs for the Dyna-Cam Engine. Although we have purchased the inventory to manufacture several Dyna-Cam Engines, we have never manufactured one in a production environment. The anticipated selling price of a Dyna-Cam Engine is $30,000 but we cannot determine to what extent we will be profitable, if at all, at this targeted selling price.

     SALES AND MARKETING. To promote the Dyna-Cam Engine, among other items, we believe it will be necessary to incur expenditures for trade show participation, demonstrations and exhibits, marketing materials, advertisements and promotional expenditures and additional website development. We have no funding to support such promotions.

     LEGAL AND PROFESSIONAL. There will be significant costs through the end of our fiscal year on March 31, 2002 for continuing accounting, legal and business consulting expenses. These expenses include (a) the services of Aztore, (b) legal fees and costs related to SEC reporting and compliance requirements as a fully reporting public company, (c) ongoing auditor's fees for audit and reviews and (d) legal fees for expanded patent, trademark and intellectual property protection.

RESULTS OF OPERATIONS

     The following discussion provides information that we believe will help you understand our financial statements and should be read along with our financial statements and related notes included in this Form 10-QSB. We have continued as a development stage company during the six-months ended September 30, 2001 and will continue to report as such until sales of Dyna-Cam Engines occur.

     SIX-MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED) COMPARED TO THE SIX-MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED). We had no revenues during either six-month period. Our loss from operations for the six-months ended September 30, 2001 was $327,513 compared to a loss from operations for the six-months ended September 30, 2000 of $308,390. The components of our loss from operations are as follows:

                                                     Six-months ended Sept. 30,
                                                       2001              2000
                                                     --------          --------
Research and development                             $ 72,897          $ 35,371
General and administrative                            129,510            73,604
Legal and professional fees                            81,521           171,092
Depreciation and amortization                          43,585            37,446
                                                     --------          --------
                                                     $327,513          $317,513
                                                     ========          ========

     Research and development costs increased by $37,526 to $72,897 for the six-months ended September 30, 2001 compared to $35,371 for the six-months ended September 30, 2000. The salary to our Chief Engineer was unchanged and accounted for $30,000 in the six month period ended September 30, 2001. We hired additional production employees during the period and invested in final modifications of the engine design.

     General and administrative expenses increased by $55,906 to $129,510 for the six-months ended September 30, 2001 compared to $73,604 for the six-months ended September 30, 2000. The salary to Patricia J. Wilks was unchanged and accounted for $30,000 in the six month period ended September 30, 2001. General and administrative costs that increased during the six-months ended September 30, 2001 were wages to a full-time bookkeeper/office assistant and salary paid to Jack E. Dahl, who was hired as President on April 20, 2001. Mr. Dahl had been a consultant for several months prior to becoming President. Expenditures for travel, consulting, office supplies, marketing, advertising and shareholder expenses, rent, repairs and maintenance, and group medical, liability and key-man insurance each increased for the six months ended September 30, 2001.

     Legal and professional fees decreased by $89,571 to $81,521 for the six-months ended September 30, 2001 compared to $171,092 for the six-months ended September 30, 2000. The components of legal and professional fees are as shown in the following table:

                                                     Six-months ended Sept. 30,
                                                       2001              2000
                                                     --------          --------
Audit fees                                           $ 13,271          $ 19,562
Financial consulting fees                              30,000           120,000
Consulting fees - Jack E. Dahl                          3,650                --
Patent related legal fees                                  --             7,175
Other legal fees                                       34,600            24,355
                                                     --------          --------
                                                     $ 81,521          $171,092
                                                     ========          ========

Legal and professional fees for the six-months ended September 30, 2001 and September 30, 2000 include progress billings for our annual audit for the fiscal year ended March 31, 2001 and for our corresponding audit for the fiscal year ended March 31, 2000, respectively. Included in legal and professional fees are the financial management services of Aztore. Aztore is a Phoenix, Arizona-based, investment and consulting company that provides corporate restructuring and consulting services. Michael S. Williams, a member of our Board of Directors, and Lanny R. Lang, our Secretary, are also officers and directors of Aztore. Aztore directly and indirectly owns approximately 15% of our voting stock. Aztore's services include audit preparation and coordination, corporate restructuring and implementation and assistance in capital and strategic planning. Effective July 1, 2001, Aztore's fee was fixed at $10,000 per month.

     Depreciation and amortization increased by $6,139 to $43,585 for the six-months ended September 30, 2001 compared to $37,446 for the six-months ended September 30, 2000 due to fixed asset purchases, most significantly a Cessna 337 airplane that we acquired in September 2000 for $80,320. Subsequent to September 30, 2001, we sold the airplane for $87,000.

     Other income (expense) is comprised mostly of debt related expenses including interest and fees. Pursuant to the LOC, we issued 60,000 shares of Series A Preferred stock to Aztore as a loan commitment and origination fee and recorded deferred financing costs of $60,000 ($1.00 per share). We recognized these deferred costs as additional interest expense monthly over the term of the LOC, which expired on October 31, 2001. During the six months ended September 30, 2001, $50,000 of this cost was charged to other expense. Excluding this $50,000 interest charge, interest expense actually decreased by $1,514 to $44,282 for the six-months ended September 30, 2001 compared to $45,796 for the six-months ended September 30, 2000. Interest expense on the SBA Loan, the truck loan and capitalized lease obligations also decreased for the six-months ended September 30, 2001. The only new borrowing that resulted in an increase in interest expense for the six-months ended September 30, 2001 were borrowing under the LOC.

     As a result of the above, our net loss for the six-months ended September 30, 2001 was $421,764 or $.012 per share. This compares to a net loss for the six-months ended September 30, 2000 of $361,377 or $.010 per share.

     THREE-MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED) COMPARED TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED). We had no revenues during either three-month period. Our loss from operations for the three-months ended September 30, 2001 was $211,433 compared to a loss from operations for the three-months ended September 30, 2000 of $147,606. The components of our loss from operations are as follows:

                                                    Three-months ended Sept. 30,
                                                       2001              2000
                                                     --------          --------
Research and development                             $ 56,067          $ 17,276
General and administrative                             71,626            43,489
Legal and professional fees                            61,858            69,170
Depreciation and amortization                          21,882            17,671
                                                     --------          --------
                                                     $211,433          $147,606
                                                     ========          ========

     Research and development costs increased by $38,696 to $56,067 for the three-months ended September 30, 2001 compared to $17,276 for the three-months ended September 30, 2000. The salary to our Chief Engineer was unchanged and accounted for $15,000 in each period.

     General and administrative expenses increased by $28,137 to $71,626 for the three-months ended September 30, 2001 compared to $43,489 for the three-months ended September 30, 2000. The salary to Patricia J. Wilks was unchanged and accounted for $15,000 in each period. General and administrative costs that increased during the three-months ended September 30, 2001 were wages to a full-time bookkeeper/office assistant and salary paid to Jack E. Dahl, who was hired as President on April 20, 2001. Expenditures for travel, consulting, office supplies, marketing, advertising and shareholder expenses, rent, repairs and maintenance, and group medical, liability and key-man insurance each increased for the three months ended September 30, 2001.

     Legal and professional fees decreased by $7,319 to $61,858 for the three-months ended September 30, 2001 compared to $69,170 for the three-months ended September 30, 2000. The components of legal and professional fees are as shown in the following table:

                                                    Three-months ended Sept. 30,
                                                       2001              2000
                                                     --------          --------
Audit fees                                           $    500          $ 12,062
Financial consulting fees                              30,000            45,000
Patent related legal fees                                  --             3,300
Other legal fees                                       31,358             8,808
                                                     --------          --------
                                                     $ 61,858          $ 69,170
                                                     ========          ========

Legal and professional fees for the three-months ended September 30, 2001 and September 30, 2000 include progress billings for our annual audit for the fiscal year ended March 31, 2001 and for our corresponding audit for the fiscal year ended March 31, 2000, respectively. Included in legal and professional fees are the financial management services of Aztore. Aztore's services include audit preparation and coordination, corporate restructuring and implementation and assistance in capital and strategic planning. Effective July 1, 2001, Aztore's fee was fixed at $10,000 per month. Legal fees increased due to various fillings with the SEC during the period. These included the Company's Form 10-KSB for the year ended March 31, 2001 and a Form 10-QSB for the period ended June 30, 2001.

     Depreciation and amortization increased by $4,211 to $21,882 for the three-months ended September 30, 2001 compared to $17,671 for the three-months ended September 30, 2000 due to fixed asset purchases, most significantly a Cessna 337 airplane that we acquired in September 2000 for $80,320. Subsequent to September 30, 2001, we sold the airplane for $87,000, net of selling costs.

     Other income (expense) is comprised mostly of interest expense. Pursuant to the LOC, we issued 60,000 shares of Series A Preferred stock to Aztore as a loan commitment and origination fee and recorded deferred financing costs of $60,000 ($1.00 per share). We recognized these deferred costs as additional interest expense monthly over the term of the LOC, which expired on October 31, 2001. During the three months ended September 30, 2001, $30,000 was amortized and charged to interest expense. Excluding this $30,000 interest charge, interest expense increased by $4,373 to $25,150 for the three-months ended September 30, 2001 compared to $20,777 for the three-months ended September 30, 2000. Interest expense on the SBA Loan, the truck loan and capitalized lease obligations also decreased for the three-months ended September 30, 2001. The only new borrowing that resulted in an increase in interest expense for the three-months ended September 30, 2001 was the LOC borrowing.

     As a result of the above, our net loss for the three-months ended September 30, 2001 was $266,583 or $.008 per share. This compares to a net loss for the three-months ended September 30, 2000 of $166,451 or $.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

     SEPTEMBER 30, 2001 (UNAUDITED) COMPARED TO SEPTEMBER 30, 2000 (UNAUDITED). From inception through September 30, 2001, we have been a development stage company. No Dyna-Cam Engines have been available for sale. Financing in the past has been from equity and debt placements as well as an increase in accounts payable. As of September 30, 2001, cash and cash equivalents were $18,184, an increase of $9,230 from the total of $8,954 as of March 31, 2001. As of September 30, 2000, cash and cash equivalents were $161,175, an increase of $126,630 from the total of $92,579 as of March 31, 2000.

     Cash used to support operations, after non-cash charges, was $397,153 for the six-months ended September 30, 2001 compared to $286,850 for the six-months ended September 30, 2000. Cash was also used to reduce accounts payable by $9,326 during the current six-month period compared to cash provided by an increase in accounts payable of $92,579 in the corresponding six-months ended

September 30, 2000. As a result of these factors, our net cash used in operating activities for the six-months ended September 30, 2001 was $303,568 compared to $148,805 used in operating activities for the six-months ended September 30, 2000. As of September 30, 2001, we were operating principally on new cash generated from financing activities, principally new borrowings under the LOC.

     The cash used in investing activities was solely for the purchase of machinery and equipment for both corresponding six-month periods. We purchased $29,618 of capital equipment during the six-months ended September 30, 2001, of which $22,942 was financed by a new capitalized lease obligation. For the six-months ended September 30, 2000, we purchased $31,489 of machinery and equipment, of which $21,229 was financed by a new note payable obligation.

     The net cash provided by financing activities was $342,416 for the six-months ended September 30, 2001 compared to $306,924 used for the six-months ended September 30, 2000. For the six-months ended September 30, 2001, we operated principally on (a) $330,000 of cash borrowings under a new LOC and (b) $21,750 which was raised under our Series A Offering, net of placement fees. In addition to supporting operations, cash provided by these financing activities was used during the six months ended September 30, 2001 for the repayment of $15,579 of notes payable and principal repayments on capitalized leases of $16,697. For the six-months ended September 30, 2000, we operated principally on
(a) $275,000 borrowed under a Bridge Loan from Aztore, which provided for up to $350,000 of borrowings and (b) $613,310 raised under our Series A Offering, net of placement fees. In addition to supporting operations, these financing activities were used during the six months ended September 30, 2000 to pay off notes in default of $248,625, to pay off the Bridge Loan of $350,000 and for principal repayments on capitalized leases of $13,990.

     Subsequent to September 30, 2001, we sold our Cessna 337 airplane for $87,000. We are seeking to make arrangements for another plane to modify.

     LINE OF CREDIT FACILITY. On April 30, 2001, we entered into the Aztore LOC. The LOC provided for borrowings of up to $400,000 and was secured by a lien on all Dyna-Cam assets. The LOC expired on October 31, 2001. Interest accrued and was payable monthly on advances under the LOC at 12% per annum for a total of $10,749 for the six-months ended September 30, 2001. The LOC is convertible at Aztore's option into Series A Preferred stock at $1.00 per share. As of September 30, 2001, we had borrowed $330,000 under the LOC. The LOC expired on October 31, 2001 and Secured Notes with principal amounts of $345,000 were due and payable as of October 31, 2001. We also owed Aztore interest at October 31, 2001 of $9,652. These Secured Notes are currently in default and accruing interest at a default rate equal to 8% above the "prime rate."

     SERIES A OFFERING. In July 2001, we commenced a private placement offering for the sale of up to 3,000,000 shares of Series A 10% Cumulative Convertible Preferred Stock ("SERIES A PREFERRED") at $1.00 per share (the "SERIES A OFFERING"). During the three months ended September 30, 2001, we sold 25,000 shares of Series A Preferred and raised $21,750, net of placement fees. This Series A Offering expired on October 31, 2001.

     DEBT STRUCTURE AS OF SEPTEMBER 30, 2001. As of September 30, 2001, we owed $330,000 in Secured Notes borrowed under the LOC. These Secured Notes are secured by a blanket lien on all our assets. Our SBA loan outstanding was $291,486. This loan is secured by all Dyna-Cam assets and guaranteed by our major shareholders. The interest rate on this loan is at prime rate plus 2.75%. There is no additional borrowing capacity on the SBA Loan, which requires monthly payments of approximately $4,700. We also have an outstanding loan of $16,932 related to the purchase of a truck, guaranteed by Dennis C. Palmer and which carries a 12.90% interest rate. We have a loan of $30,000 from an unaffiliated individual, which is outstanding as of September 30, 2001. This loan bears interest at 12% and is due on demand. Because we have no cash flow from operations and until we commence the sale of our engines, all payments on our debt obligations will be made from new borrowings or from proceeds from equity sales.

     As of September 30, 2001, we had no credit facilities such as a bank line of credit. We believe our best alternative for additional financing is through additional equity placements. In the event that investor interest in our equity placements declines substantially or ceases entirely, we will have to execute alternative capital plans, curtail our plan of operations or cease operations entirely.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended September 30, 2001, we issued a total of 25,000 shares of our Series A Preferred stock for total consideration of $25,000. The issuance was made in reliance on Rule 506 of Regulation D as promulgated under the Securities Act. The Series A Preferred shares were sold solely to "accredited investors" as defined in Rule 501(a) of Regulation D. Sunset Financial Services, Inc. ("SUNSET") acted as our placement agent in connection with the sales and received commissions in the amount of $2,500 and warrants to purchase 7,500 shares of common stock at $0.67 per share. The warrants expire August, 2004. Sunset and Aztore also received an expense allowance of $375 each in connection with the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     We are currently in default on secured notes (the "SECURED NOTES") due to Aztore. Aztore owns approximately 15% of our outstanding equity and its president, Michael S. Williams, is a member of our Board of Directors. The Secured Notes were issued under a line of credit agreement (the "LOC") and are secured by a lien on all our assets. The LOC expired on October 31, 2001. A total of $345,000 in note principal amount was due and payable October 31, 2001. Aztore is owed accrued interest as of October 31, 2001 of $9,652. Since October 31, 2001, the Secured Notes accrue interest at a default rate equal to 8% above the "prime rate."

     Management is currently considering seeking additional debt or equity capital to cure the default with Aztore. Management is also evaluating the potential of a sale of the our business and assets. There is no assurance that we will be able to reach an agreement with Aztore or that we will obtain additional capital on acceptable terms or at all. There is no assurance we can sell our equity securities at any price. If we sell common stock or common stock equivalents below the conversion price of the Series A Preferred, we will be subject to anti-dilution adjustments. If we are unable to enter into a satisfactory agreement with Aztore, or obtain additional capital, actions against us, as a result of this defaulted indebtedness, may result in foreclosure proceedings, forced liquidation of assets or filing for bankruptcy protection. In any such event, our ability to continue operations will be severely impaired or we may cease operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who have been duly authorized.


Date: January 11, 2002

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