Form 10QSB
period 2001-12-31
DYNA CAM
filed 2002-03-26
CIK 1124394

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 2001

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

[X] Yes [ ] No

     The number of shares outstanding of the registrant's common equity as of December 31, 2001was 35,014,635 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X].

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                           INDEX TO FORM 10-QSB FILING
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----

Item 1. Financial statements:
        Balance Sheets at December 31, 2001 (unaudited) and March 31, 2001 2 Statements of Operations for the quarter and nine-months
          ended December 31, 2001 and 2000 (unaudited)                         3
        Statements of Cash Flows for the nine-months ended
          December 31, 2001 and 2000 (unaudited)                               4
        Notes to the Financial Statements                                      6

Item 2. Management's Discussion and Analysis and Plan of Operation            11

PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities                                       19

Item 5. Other Information                                                     20

SIGNATURES                                                                    21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                                 BALANCE SHEETS
                          (A DEVELOPMENT STAGE COMPANY)

                                                             Dec. 31,       March 31,
                                                               2001           2001
                                                            -----------    -----------
                                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $    35,506    $     8,954
  Inventory                                                     204,945        194,572
  Accounts receivable                                             1,000             --
                                                            -----------    -----------
        Total current assets                                    241,451        203,526

Machinery and equipment, net                                    257,846        359,929
Deposits                                                            533             --
Patents and intellectual property rights                             --             --
                                                            -----------    -----------
                                                            $   499,830    $   563,455
                                                            ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                          $    48,731    $    45,114
  Due to related parties                                        599,223        125,053
  Interest payable                                                   --          4,095
  Customer deposits                                              24,000         15,000
  Short-term borrowings                                          30,000         30,000
  Current portion of long-term debt and lease obligations        65,435         59,744
                                                            -----------    -----------
        Total current liabilities                               767,389        279,006

Long-term debt, less current portion                            267,814        292,694
Capitalized lease obligations, less current portion              51,054         55,469
Commitments and contingencies                                        --             --
                                                            -----------    -----------
        Total liabilities                                     1,086,257        627,169

Stockholders' equity (deficit):
  Preferred stock - Series A; $1.00 liquidation value,
    authorized 6,000,000 shares, 1,477,199 and 1,362,199
    shares issued and outstanding                             1,447,199      1,362,199
  Preferred stock; $.001 par value, undesignated,
    authorized 4,000,000 shares, no shares issued                    --             --
  Common stock; $.001 par value, authorized 65,000,000
    shares, 35,014,635 shares issued and outstanding             35,015         35,015
  Additional paid in capital                                    541,627        544,877
  Accumulated deficit                                        (2,610,268)    (2,005,805)
                                                            -----------    -----------
        Total stockholders' equity (deficit)                   (586,427)       (63,714)
                                                            -----------    -----------
                                                            $   499,830    $   563,455
                                                            ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                             STATEMENT OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                           Three-months ended Dec. 31,      Nine-months ended Dec. 31,
                                           ----------------------------    ----------------------------   Inception to
                                               2001            2000            2001            2000       Dec. 31, 2001
                                           ------------    ------------    ------------    ------------   -------------
                                                    (unaudited)                     (unaudited)            (unaudited)
                                           ------------    ------------    ------------    ------------    ------------
REVENUES:                                  $         --    $         --    $         --    $         --    $         --
                                           ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Research and development                       20,050          22,762          92,947          58,133         625,070
  General and administrative                     68,215          48,798         197,725         122,403       1,147,434
  Legal and professional fees                    54,536          63,508         136,057         234,600         561,893
  Depreciation and amortization                  19,970          21,151          63,555          58,596         314,628
                                           ------------    ------------    ------------    ------------    ------------
        Total operating expenses                162,771         156,219         490,284         473,732       2,649,025
                                           ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                           (162,771)       (156,219)       (490,284)       (473,732)     (2,649,025)
                                           ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                              (38,115)        (13,151)       (132,397)        (58,947)       (556,635)
  Interest income                                    35             856              66           2,213          19,136
  Grant income                                       --              --              --              --         442,295
  Other income (expense)                         18,152           3,050          18,152           3,625         (55,718)
                                           ------------    ------------    ------------    ------------    ------------
       Total other inc. (expense)               (19,928)         (9,245)       (114,179)        (53,109)       (150,922)
                                           ------------    ------------    ------------    ------------    ------------

EXTRAORDINARY ITEM                                   --              --              --              --         189,679

                                           ------------    ------------    ------------    ------------    ------------
NET LOSS                                   $   (182,699)   $   (165,464)   $   (604,463)   $   (526,841)   $ (2,610,268)
                                           ============    ============    ============    ============    ============

NET LOSS PER COMMON SHARE:
  Basic                                    $     (0.005)   $     (0.005)   $     (0.017)   $     (0.015)   $     (0.074)
                                           ============    ============    ============    ============    ============
  Diluted                                  $     (0.005)   $     (0.005)   $     (0.017)   $     (0.015)   $     (0.074)
                                           ============    ============    ============    ============    ============

WEIGHTED AVE. COMMON SHARES OUTSTANDING:
  Basic                                      35,014,635      35,014,635      35,014,635      35,014,635      31,095,292
                                           ============    ============    ============    ============    ============
  Diluted                                    35,014,635      35,014,635      35,014,635      35,014,635      31,095,292
                                           ============    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                             STATEMENT OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                                           Nine-months ended
                                                                Dec. 31,
                                                         ----------------------
                                                           2001         2000
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(604,463)   $(526,841)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                           63,555       58,596
    Gain on sale of airplane                               (18,152)
    Amortization of commitment and origination fee          60,000           --
    Preferred stock issued for services rendered                --       31,100
    Note payable issued for services rendered                   --       41,400
    Changes in assets and liabilities-
      Increase in inventories                              (10,373)     (77,087)
      Increase in accounts receivable                       (1,000)          --
      Decrease in deferred financing costs                      --       23,598
      Increase in deposits                                    (533)          --
      Increase in accounts payable                           3,617       92,067
      Increase in due to related parties                   125,075           --
      Increase in customer deposits                          9,000           --
      Decrease in accrued interest payable                      --       (2,764)
                                                         ---------    ---------
        Net cash used in operating activities             (373,274)    (359,931)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of machinery and equipment                       (7,378)    (123,484)
  Proceeds from sale of airplane                            87,000           --
                                                         ---------    ---------
        Net cash used in investing activities               79,622     (123,484)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock, net of placement fees        21,750      849,362
  Borrowings on notes payable                                   --       31,600
  Proceeds from bridge loan                                     --      275,000
  Payments on bridge loan                                       --     (350,000)
  Borrowing on line of credit                              345,000           --
  Principal repayments on capitalized leases               (22,883)     (19,836)
  Repayments on notes payable                              (23,663)    (276,057)
                                                         ---------    ---------
        Net cash provided by financing activities          320,204      510,069
                                                         ---------    ---------

NET (DECREASE) INCREASE IN CASH                             26,552       26,654
  CASH, beginning of period                                  8,954       34,545
                                                         ---------    ---------
  CASH, end of period                                    $  35,506    $  61,199
                                                         =========    =========

                                   -continued-

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                             STATEMENT OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)
                                   -continued-

                                                                Nine-months ended Dec. 31,
                                                                -------------------------
                                                                   2001           2000
                                                                ----------     ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                      $   31,899     $   61,711
                                                                ==========     ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCIAL ACTIVITIES:
    Preferred stock issued for services rendered                $       --     $   37,699
                                                                ==========     ==========

    Note payable issued for services rendered                   $       --     $   41,400
                                                                ==========     ==========

    Preferred stock issued for commitment and origination fee   $   60,000     $       --
                                                                ==========     ==========

    Preferred stock issued upon conversion of debt              $       --     $   27,600
                                                                ==========     ==========

    Machinery and equipment acquired under capitalized leases   $   22,942     $       --
                                                                ==========     ==========

    The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the quarter and nine-month periods ending December 31, 2001 may not be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB/A for the year ended March 31, 2001.

(2) ORGANIZATION AND OPERATIONS

Dyna-Cam Engine Corporation (the "Company") is developing a unique axial cam-drive, free piston, internal combustion engine. The Company intends to manufacture, market and sell the Dyna-Cam Engine, initially targeting the kitbuilt aircraft market. The Company plans to develop other models and sizes of the Dyna-Cam Engine and hopes to target other markets and industries in the future.

     GOING CONCERN AND MANAGEMENT PLANS

The Company has defaulted on an indebtedness due Aztore Holdings, Inc. ("Aztore") that is secured by a lien on all of the Company's assets (see "Defaulted Indebtedness" and Note 5 below). Aztore is a significant shareholder of the Company. On March 22, 2002, the Company and Aztore reached conceptual agreement regarding curing this default as part of an overall new capitalization plan. Regardless of the fact that this default still exists, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments that might result from these uncertainties.

Many of management's plans have changed since issuing its Annual Report on Form 10-KSB for the year ended March 31, 2001. Management's current plan is to seek additional equity financing, manufacture a very limited number of engines and perform or assist in sample engine installations in an airplane and possibility a boat or other industrial use. In the event the Company fails to obtain new financing it may seek bankruptcy protection or cease operations. The Board of Directors is currently restricted under a contractual arrangement with Aztore, as a secured lender, and the current preferred shareholders and cannot approve new equity sales or the sale of the Company's business and assets without approval of four of the five members of the Board of Directors. On April 1, 2002, as part of this contractual arrangement, shareholders of the Company prior to the Dyna-Cam business acquisition will have the ability to elect a forth director. Aztore votes a majority of these shares directly and indirectly. The Company anticipates the approval of its new capital plan prior to this date.

     DEFAULTED INDEBTEDNESS

As more fully discussed in Note 5, the Company is currently in default on its secured notes (the "Secured Notes") due to Aztore. The Secured Notes were issued under a line of credit facility (the "LOC") entered into as of April 30, 2001 and are secured by a lien on all Company assets. The LOC expired on October 31, 2001 and a total note principal amount of $345,000 plus interest of $15,026 was due and payable at December 31, 2001. On January 4, 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities. Aztore further formally notified the Company of its ability and intent to take further actions to collect its Secured Notes and related liabilities (see Notes 5 and 8). Aztore is a related party (see Note 3).

     PREFERRED STOCK OFFERINGS

On July 19, 2001, the Company started to offer up to 3,000,000 shares of Series A 10% Cumulative Convertible Preferred Stock (the "Series A Preferred") at $1.00 per share (the "Series A Offering") in a private placement offering. Each share of Series A Preferred stock is convertible into three common shares. This offering was terminated on October 31, 2001 and no funds were received under this offering during the quarter ended December 31, 2001. As part of its new capital plan, the Company expects to offer new shares of Series B Preferred stock. The Series B Preferred stock will convert into more than three shares of common stock. If the Series B Preferred stock is approved for sale and sold, certain anti-dilution adjustments for both outstanding Series A Preferred stock and certain shares of common stock will occur.

(3) DUE TO RELATED PARTIES

Due to related party on the December 31, 2001 balance sheet consists of the following:

                                                         Dec. 31,     March 31,
                                                           2001         2001
                                                         ---------    ---------
                                                        (unaudited)
Aztore Holdings, Inc.:
  Secured Notes (see Note 5)                             $ 345,000    $      --
  Accrued interest on Secured Notes                         15,026           --
  Consulting fees                                          172,225      112,225
  Accrued interest on unpaid consulting fees                25,472        7,929
  Placement fees and other                                      --          399
Officer and directors - unpaid compensation                 41,500        4,500
                                                         ---------    ---------
                                                         $ 599,223    $ 125,053
                                                         =========    =========

Aztore directly and indirectly owns approximately 15% of the Company's common stock on a fully converted basis. Michael S. Williams and Lanny R. Lang, President and Chief Financial Officer of Aztore, respectively, are also members of the Board of Directors of the Company. On March 22, 2002, after the resignation of a director, Aztore appointed a third member of the Company's Board of Directors. However, the Board of Directors is restricted under a contractual arrangement with Aztore and cannot approve new equity sales or the sale of the Company's business and assets without approval of four of the five members of the Board of Directors.

The Secured Notes were issued under the LOC entered into as of April 30, 2001, are secured by a lien on all Company assets, and are in default as of December 31, 2001 (see Note 5). Aztore acts as financial advisor to the Company under various agreements. The consulting fees due to Aztore arise from a Capital Advisory and Financial Consulting Agreement, pursuant to which Aztore provides financial consulting services. Interest accrues at 1.5% per month on the unpaid balance of Aztore's consulting fees. Interest expense on the consulting fees for the nine-months ended December 31, 2001 was $17,543 and a total of $25,472 of accrued interest is due as of December 31, 2001. Aztore's fixed monthly fee for their services has been $10,000 since July 2001.

Unpaid compensation is due to Dennis C. Palmer, Patricia J. Wilks and Jack E. Dahl. Mr. Palmer and Ms. Wilks have not been paid since September 2001 due to cash flow constraints on the Company. The non-payment may expose the Company to claims under Mr. Palmer's and Ms. Wilks' employment agreements. The Company continues to accrue any unpaid salary and a total of $41,500 is due as of December 31, 2001.

(4) SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 2001 consist of a note payable in the principal amount of $30,000 to an unrelated individual, bearing interest at 1% per month, with interest payments due monthly. The principal balance was originally due May 24, 2001 and is now due on demand. The two largest shareholders of the Company have pledged their common stock to this individual as collateral. The holder of this note has demanded payment.

(5) LINE OF CREDIT BORROWINGS FROM RELATED PARTY

Effective April 30, 2001, the Company entered into the LOC with Aztore. The LOC provided for advances of up to $400,000 and was secured by a lien on all Company assets. The LOC expired on October 31, 2001. As of December 31, 2001, the Company had borrowed $345,000 under the LOC. Interest accrued and was payable monthly on advances under the LOC at 12% per annum. Interest expense on the Secured Notes for the nine-months ended December 31, 2001 totaled $11,026 and a total of $15,026 of accrued interest is due as of December 31, 2001. No interest has been paid since August 2001. The LOC is convertible at Aztore's option into Series A preferred stock at $1.00 per share.

Since October 31, 2001, the Secured Notes have been in default and accrue interest at a default rate equal to 8% above the "prime rate." On January 4, 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities. Aztore further formally notified the Company of its ability and intent to take further actions to collect its Secured Notes and related liabilities. As of March 22, 2002, the Company and Aztore reached conceptual agreement regarding curing this default as part of an overall new capitalization plan. However, there is no assurance that the Company will be able to reach an agreement regarding this default with Aztore. If the Company is unable to enter into a satisfactory agreement with Aztore, actions against the Company under this defaulted indebtedness may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection.

In any such event, the ability of the Company to continue its operations will be severely impaired or may cease entirely. The Company is actively seeking alternatives to these outcomes, which may include the sale of the Company's business and assets or the sale of additional equity. In the event of equity placements, the Company may be subject to anti-dilution agreements (see Note 7).

The Company issued 60,000 shares of Series A Preferred stock in April 2001 as a commitment and origination fee for the LOC. The Company recorded deferred financing costs of $60,000 ($1.00 per share) and amortized these deferred costs and recorded additional interest expense monthly over the term of the LOC, which expired on October 31, 2001. During the nine months ended December 31, 2001, $60,000 of deferred costs were amortized and charged to interest expense.

(6) LONG-TERM DEBT

Long-term debt consists of the following:

                                                         Dec. 31,     March 31,
                                                           2001         2001
                                                         ---------    ---------
                                                        (unaudited)
SBA loan, interest at prime plus 2.75% (7.50% as of
  December 31, 2001 and 11.75% as of March 31, 2001)
  per annum, monthly payments of $4,728, due November
  24, 2008                                               $ 284,580    $ 305,317
Note payable to finance company, interest at 9.89% per
  annum, monthly payments of $510, due April 7, 2005
  Guaranteed by an officer of the Company                   15,754       18,680
Less: Current portion                                      (32,520)     (31,303)
                                                         ---------    ---------
                                                         $ 267,814    $ 292,694
                                                         =========    =========

(7) SHAREHOLDERS' EQUITY (DEFICIT)

     SERIES A PREFERRED STOCK

The Board of Directors has designated 6,000,000 shares of the Company's authorized preferred stock as Series A Preferred stock. The Series A Preferred stock has a $1.00 per share liquidation preference. Each share of the Series A Preferred stock is convertible at a conversion price of $.333 (or equivalent to three shares of common stock). Shares of Series A Preferred stock may be converted at any time at the election of the holder and will automatically convert upon the Company's common stock trading at $1.00 or greater for 60 consecutive trading days on an established market. The Series A Preferred stock provides for cumulative annual dividends at the rate of $0.10 per share per annum (10% of the liquidation preference amount), pro rated for the period the shares are actually outstanding. Dividends are cumulative and are accrued and become payable only when declared by the Board of Directors. No dividends have been declared by the Board of Directors. Undeclared cumulative dividends as of December 31, 2001 for the Series A Preferred stock totaled $191,131 or $.13 per share of Series A Preferred stock outstanding. Dividends may also be converted into common stock at the conversion price of the Series A shares.

     ANTI-DILUTION EXPOSURE

Both the Series A Preferred stock and 5,000,000 shares of common stock held by shareholders of the Company prior to the acquisition of the Dyna-Cam Engine business have anti-dilution protection. In the event common shares are sold for less than the then conversion price of the Series A Preferred stock ($.333 per share), both these groups of shareholders will receive additional shares or an adjustment in their conversion price. Either of these actions will be cause dilution to the other common shareholders. If a new class of Series B Preferred stock with conversion price of less than $.333 per share is approved and sold, an anti-dilution adjustment to these groups of shareholders will occur.

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

BACKGROUND AND OVERVIEW

     Dyna-Cam Engine Corporation, our predecessor, was originally incorporated in California in 1993 ("DCEC California"). TSI Handling, Inc. ("TSIH") was incorporated in Nevada in July 1999. Effective March 31, 2000, TSIH acquired all of the assets of DCEC California and changed its name to Dyna-Cam Engine Corporation ("Dyna-Cam"). The shareholders of TSIH received certain rights in this transaction, including the right to certain anti-dilution adjustments to their share holdings.

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

PLAN OF OPERATIONS

     Our original plan of operations contemplated that we would produce up to five engines per month starting in December 2001. We contemplated testing the current version of the Dyna-Cam Engine in an actual aircraft installation prior to starting production. We have not achieved an installation nor delivered an engine to a third party. We have produced two engines that could be shipped, but these engines are not 100% identical to our expected final production engines. We are evaluating the timing of the assembly of our next engine which should be a "production" engine. In September 2000, we acquired a Cessna 337 four-place airplane for the purpose of an installation. Due to funding constraints and additional design modifications on the engine, we were unable to commence an installation in this airplane. On November 15, 2001 we sold this airplane. Since then we have been seeking another airplane for a prototype installation. We are limited in this acquisition by our lack of capital.

     Assuming we had sufficient funding, we believe our manufacturing plan has been delayed by at least nine months and possibly longer. Significant additional working capital will be necessary to expand production. We must not only hire additional personnel but the personnel must be trained. We also believe we need additional equipment to meet our original production plan. Our working capital has been constrained since early in calendar year 2001 and the current prospects for additional funding are still uncertain.

     During the fiscal year ended March 31, 2001, we operated solely on new equity financing obtained from private placements of shares of our Series A Preferred stock ("Series A Offering"). Through March 31, 2001, we had obtained $910,048 of new funding from selling Series A Preferred shares, net of placement fees. These funds were completely expended by March 31, 2001 and this original Series A Offering expired on March 29, 2001. To address our working capital needs until receipt of additional equity funding, we entered into a line of credit agreement (the "LOC") with Aztore effective April 30, 2001. We are currently in default under this LOC. See "Part II. Item 3. Defaults Upon Senior Securities" below.

     The LOC advances were to be repaid from proceeds of an equity placement. However, we were unsuccessful in raising material funding under this offering. Through October 31, 2001, the date of the expiration of this new offering, we only sold an additional 25,000 shares of Series A Preferred and raised $21,750, net of placement fees. We attribute the lack of funding under this offering to
(a) our lack of performance in manufacturing engines, (b) our inability to install an engine in a airplane and (c) the general down turn in the financial markets and the uncertainty surrounding the events of September 11, 2001. Our stock was approved for trading which was expected to commence on September 11, 2001. Although formally approved on September 19, 2001, our stock has yet to actively trade.

     Had we been successful in meeting certain agreed-upon operating goals, including a successful installation of the Dyna-Cam Engine in an airplane, the due date of the LOC would have extended by its terms for an additional six months for no additional commitment or origination fee. We did not meet the operating goals and the LOC expired on October 31, 2001. We have been unable to pay the interest payments under the LOC since September 30, 2001. Due to lack of receipt of anticipated equity funding under the Series A Offering, we are now in default on Secured Notes issued to Aztore under the LOC and have received a formal notice of foreclosure. We are currently negotiating a forbearance agreement with Aztore as part of an overall capital plan, which was conceptually approved by the Board of Directors on March 22, 2002. There is no assurance that such a plan will be finally approved or that any new securities to be offered under the plan will be sold. In such event, any forbearance agreement with Aztore would never exist or expire.

     For the six months through June 30, 2002, our anticipated total additional cash needs are estimated to be more than $300,000. There is no allowance in this amount for additional capital equipment, note repayments or additional working capital. On November 15, 2001, we sold our Cessna 337 airplane to obtain needed funding and liquidity to continue operations for the near-term. The airplane was sold for $87,000. Due to limited working capital we have very limited potential for manufacturing and selling engines and therefore we will have to raise additional debt or equity funding to meet this operating cash requirement and any other requirements. As part of our new capital plan conceptually approved by the Board of Directors on March 22, 2002, we expect to authorize a new series of preferred stock ("Series B Preferred"). Until funding from the sale of new Series B Preferred stock is received, we expect to approve (as part of our forbearance with Aztore) an expanded line of credit. We believe a significant successful funding will be very difficult until we can demonstrate a successful installation of a Dyna-Cam Engine and its competitive performance. Therefore, we expect to only seek approximately $1,000,000 plus negotiate the conversion of some of our existing liabilities into new Series B Preferred stock. We are seeking to acquire another airplane either for less cost or for stock, for the installation of a Dyna-Cam Engine. There is no assurance that we will be able to obtain another airplane or make a successful installation, which will make additional equity placements more difficult. The Series B Preferred stock will be at a lower price than the conversion price of the Series A Preferred stock. Accordingly, if the Series B Preferred stock is approved for sale and sold, certain anti-dilution adjustments for both outstanding Series A Preferred stock and certain shares of common stock will be required.

     CAPITAL EQUIPMENT. We believe additional equipment and square footage will be needed to allow our production to exceed five engines per month. Our estimated capital equipment expenditures to meet this five engine goal is currently estimated to be approximately $160,000. In the near term, we expect to contract with third parties for certain parts production. We have no production information regarding the hours necessary to manufacture engines in any quantity and therefore there is no assurance as to the necessary capital equipment required. If we subcontract parts production, there is no assurance that we will be able to obtain credit from such vendors or be able to control the prices charged for such parts.

     MANUFACTURING COSTS. We have not analyzed our manufacturing labor costs for the Dyna-Cam Engine. Although we have purchased the inventory to manufacture a Dyna-Cam Engine, we have never manufactured one in a production environment. The anticipated selling price of a Dyna-Cam Engine is $30,000 but we cannot determine to what extent we will be profitable, if at all, at this targeted selling price.

     SALES AND MARKETING. To promote the Dyna-Cam Engine, among other items, we believe it will be necessary to incur expenditures for trade show participation, demonstrations and exhibits, marketing materials, advertisements and promotional expenditures and additional Web site development. We have no funding to support such promotions.

     LEGAL AND PROFESSIONAL. There will be costs estimated at approximately $100,000 through the end of our fiscal year on March 31, 2002 for continuing accounting, legal and business consulting expenses. These expenses include (a) the services of Aztore, (b) legal fees and costs related to SEC reporting and compliance requirements as a fully reporting public company, (c) ongoing auditor's fees for audit and reviews and (d) legal fees for expanded patent, trademark and intellectual property protection. Aztore's past fees are in default, we are negotiating a resolution of these fees and future services.

RESULTS OF OPERATIONS

     The following discussion provides information that we believe will help you understand our financial statements and should be read along with our financial statements and related notes included in this Form 10-QSB. We have continued as a development stage company during the nine-months ended December 31, 2001 and will continue to report as such until sales of Dyna-Cam Engines occur.

     NINE-MONTHS ENDED DECEMBER 31, 2001 (UNAUDITED) COMPARED TO THE NINE-MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED). We had no revenues during either nine-month period. Our loss from operations for the nine-months ended December 31, 2001 was $490,284 compared to a loss from operations for the nine-months ended December 31, 2000 of $473,732. The components of our loss from operations are as follows:

                                                      Nine-months ended Dec. 31,
                                                      --------------------------
                                                        2001             2000
                                                      --------         --------
Research and development                              $ 92,947         $ 58,133
General and administrative                             197,725          122,403
Legal and professional fees                            136,057          234,600
Depreciation and amortization                           63,555           58,596
                                                      --------         --------
                                                      $490,284         $473,732
                                                      ========         ========

     Research and development costs increased by $34,814 to $92,947 for the nine-months ended December 31, 2001 compared to $58,133 for the nine-months ended December 31, 2000. Salaries for additional production employees and tooling and supplies needed for the final modifications of the engine design accounted for the increase.

     General and administrative expenses increased by $75,322 to $197,725 for the nine-months ended December 31, 2001 compared to $122,403 for the nine-months ended December 31, 2000. General and administrative costs that increased during the nine-months ended December 31, 2001 were wages to a full-time bookkeeper/office assistant and salary paid to Jack E. Dahl, who was hired as President on April 20, 2001. Expenditures for travel, consulting, office supplies, payroll taxes, rent, repairs and maintenance, and group medical, liability and key-man insurance each increased for the nine months ended December 31, 2001.

     Legal and professional fees decreased by $98,543 to $136,057 for the nine-months ended December 31, 2001 compared to $234,600 for the nine-months ended December 31, 2000. The components of legal and professional fees are as shown in the following table:

                                                      Nine-months ended Dec. 31,
                                                      --------------------------
                                                        2001             2000
                                                      --------         --------
Audit fees                                            $ 23,415         $ 19,562
Financial consulting fees                               67,685          174,000
Patent related legal fees                                5,600            9,784
Other legal fees                                        39,357           31,254
                                                      --------         --------
                                                      $136,057         $234,600
                                                      ========         ========

     Legal and professional fees for the nine-months ended December 31, 2001 and December 31, 2000 include progress billings for our annual audit for the fiscal year ended March 31, 2001 and for our corresponding audit for the fiscal year ended March 31, 2000, respectively. Financial consulting services of $3,650 paid to Jack Dahl to April 21, 2001 were included in Financial Management Services in the nine-month period ending December 31, 2001. Included in legal and professional fees are the financial management services of Aztore. Aztore is a Phoenix, Arizona-based, investment and consulting company that provides corporate restructuring and consulting services. Michael S. Williams, a member of our Board of Directors, and Lanny R. Lang, our Secretary, are also officers and directors of Aztore. Aztore directly and indirectly owns approximately 15% of our voting stock. Aztore's services include audit preparation and coordination, corporate restructuring and implementation and assistance in capital and strategic planning. Costs associated with Aztore's activities for the nine months ended December 31, 2000 totaled $174,000 as compared to $61,535 in the nine-months ended December 31, 2001. Effective July 1, 2001, Aztore's fee was fixed at $10,000 per month.

     Depreciation and amortization increased by $4,959 to $63,555 for the nine-months ended December 31, 2001 compared to $58,596 for the nine-months ended December 31, 2000 due to fixed asset purchases.

     Other income (expense) is comprised mostly of debt related expenses including interest and fees. Pursuant to the LOC, we issued 60,000 shares of Series A Preferred stock to Aztore as a loan commitment and origination fee and recorded deferred financing costs of $60,000 ($1.00 per share). We recognized these deferred costs as additional interest expense monthly over the term of the LOC, which expired on October 31, 2001. During the nine-months ended December 31, 2001, $60,000 of this cost was charged to other expense. Excluding this $60,000 interest charge, interest expense increased by $13,450 to $72,397 for the nine-months ended December 31, 2001 compared to $58,947 for the nine-months ended December 31, 2000. Interest amounts to Aztore on the LOC and Financial Advisory Fees increased during the period ended December 31, 2001. The Company's interest expense on the SBA Loan, the truck loan and capitalized lease obligations decreased for the nine-months ended December 31, 2001.

     As a result of the above, our net loss for the nine-months ended December 31, 2001 was $604,463 or $.017 per share. This compares to a net loss for the nine-months ended December 31, 2000 of $526,841 or $.015 per share.

     THREE-MONTHS ENDED DECEMBER 31, 2001 (UNAUDITED) COMPARED TO THE THREE-MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED). We had no revenues during either three-month period. Our loss from operations for the three-months ended December 31, 2001 was $162,771 compared to a loss from operations for the three-months ended December 31, 2000 of $156,219. The components of our loss from operations are as follows:

                                                     Three-months ended Dec. 31,
                                                     ---------------------------
                                                        2001             2000
                                                      --------         --------
Research and development                              $ 20,050         $ 22,762
General and administrative                              68,215           48,798
Legal and professional fees                             54,536           63,508
Depreciation and amortization                           19,970           21,151
                                                      --------         --------
                                                      $162,771         $156,219
                                                      ========         ========

     Research and development costs decreased by $2,712 to $20,050 for the three-months ended December 31, 2001 compared to $22,762 for the three-months ended December 31, 2000. The salary to our Chief Engineer was unchanged and accounted for $15,000 in each period. Tooling costs decreased by $2,200 and there were no other substantive differences in accounts between the two periods.

     General and administrative expenses increased by $19,417 to $68,215 for the three-months ended December 31, 2001 compared to $48,798 for the three-months ended December 31, 2000. The salary to Patricia J. Wilks was unchanged and accounted for $15,000 in each period. Payment of Patricia Wilks' salary was deferred pending additional finances coming into the company. Jack Dahl also received a salary of $15,000 during the three-months ended December 31, 2001 with $9,000 being deferred. There was no similar charge for Jack Dahl in the three-months ended December 31, 2000 as he was hired as President in April 2001. General and administrative costs that increased during the three-months ended December 31, 2001 were insurance on officer's life, employer payroll taxes and consulting fees. These costs were generally offset by decreases in office wages, shareholder expenses and office supplies.

     Legal and professional fees decreased by $8,972 to $54,536 for the three-months ended December 31, 2001 compared to $63,508 for the three-months ended December 31, 2000. The components of legal and professional fees are as shown in the following table:

                                                     Three-months ended Dec. 31,
                                                     ---------------------------
                                                        2001             2000
                                                      --------         --------
Audit fees                                            $ 10,144         $ 12,564
Financial consulting fees                               31,535           45,000
Patent related legal fees                                5,600               --
Other legal fees                                         7,257            5,944
                                                      --------         --------
                                                      $ 54,536         $ 63,508
                                                      ========         ========

     Legal and professional fees for the three-months ended December 31, 2001 and December 31, 2000 include progress billings for our annual audit for the fiscal year ended March 31, 2001 and for our corresponding audit for the fiscal year ended March 31, 2000, respectively. Included in legal and professional fees are the financial management services of Aztore. Aztore's services include audit preparation and coordination, corporate restructuring and implementation and assistance in capital and strategic planning. Costs associated with Aztore's activities for the three months ended December 31, 2000 totaled $31,535. Effective July 1, 2001, Aztore's fee was fixed at $10,000 per month. Legal fees decreased due to fewer filings with the SEC during the period. Legal charges were for review of the December 31, 2001 Form 10-QSB filing and other corporate matters.

     Depreciation and amortization decreased by $1,181 to $19,970 for the three-months ended December 31, 2001 compared to $21,151 for the three-months ended December 31, 2000 due to some fixed assets reaching the end of their depreciating period.

     Other income (expense) is comprised mostly of interest expense. Pursuant to the LOC, we issued 60,000 shares of Series A Preferred stock to Aztore as a loan commitment and origination fee and recorded deferred financing costs of $60,000 ($1.00 per share). We recognized these deferred costs as additional interest expense monthly over the term of the LOC, which expired on October 31, 2001. During the three months ended December 31, 2001, $10,000 was amortized and charged to interest expense. Excluding this $10,000 interest charge, interest expense increased by $14,964 to $28,115 for the three-months ended December 31, 2001 compared to $13,151 for the three-months ended December 31, 2000. Interest expense on the SBA Loan, the truck loan and capitalized lease obligations decreased for the three-months ended December 31, 2001. The only new borrowing that resulted in an increase in interest expense for the three-months ended December 31, 2001 was the LOC borrowing.

     As a result of the above, our net loss for the three-months ended December 31, 2001 was $182,699 or $.005 per share. This compares to a net loss for the three-months ended December 31, 2000 of $165,464 or $.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through December 31, 2001, we have been a development stage company. No Dyna-Cam Engines have been available for sale. Financing in the past has been from equity and debt placements as well as an increase in accounts payable. As of December 31, 2001, cash and cash equivalents were $35,506, an increase of $26,552 from the total of $8,954 as of March 31, 2001. As of December 31, 2000, cash and cash equivalents were $61,199, an increase of $26,654 from the total of $34,545 as of March 31, 2000.

     Cash used to support operations, after non-cash charges, was $499,090 for the nine-months ended December 31, 2001 compared to $395,745 for the nine-months ended December 31, 2000. Cash was provided by an increase in accounts payable by $3,617 during the current nine-month period compared to cash provided by an increase in accounts payable of $92,067 in the corresponding nine-months ended December 31, 2000. As a result of these factors, our net cash used in operating activities for the nine-months ended December 31, 2001 was $373,274 compared to $359,931 used in operating activities for the nine-months ended December 31, 2000. As of December 31, 2001, we were operating principally on cash provided from the sale of our airplane.

     The cash provided by investing activities in the nine-months ended December 31, 2001 was for the sale of our airplane. The cash used by investing activities in the nine-months ended December 31, 2001 and 2000 was for the purchase of machinery and equipment for both corresponding nine-month periods. We purchased $30,320 of capital equipment during the nine-months ended December 31, 2001, of which $22,942 was financed by a new capitalized lease obligation. For the nine-months ended December 31, 2000, we purchased an airplane for $80,320 and $43,164 of machinery and equipment, of which $21,229 was financed by a new note payable obligation.

     The net cash provided by financing activities was $320,204 for the nine-months ended December 31, 2001 compared to $510,069 provided by financing activities for the nine-months ended December 31, 2000. For the nine-months ended December 31, 2001, we operated principally on (a) $345,000 of cash borrowings under a new LOC, (b) $21,750 which was raised under our Series A Offering, net of placement fees and (c) $87,000 received on the sale of the airplane. In addition to supporting operations, cash provided by these financing activities was used during the nine- months ended December 31, 2001 for the repayment of $23,663 of notes payable and principal repayments on capitalized leases of $22,833. For the nine-months ended December 31, 2000, we operated principally on (a) $275,000 borrowed under a Bridge Loan from Aztore, which provided for up to $350,000 of borrowings and (b) $849,362 raised under our Series A Offering, net of placement fees. In addition to supporting operations, these financing activities were used during the nine-months ended December 31, 2000 to pay off notes in default of $276,057, to pay off the Bridge Loan of $350,000 and for principal repayments on capitalized leases of $19,836.

     After the period ended December 31, 2001, we sold our Cessna 337 airplane for cash. We are seeking to make arrangements for another airplane to modify for installation of our engine.

     LINE OF CREDIT FACILITY. On April 30, 2001, we entered into the Aztore LOC. The LOC provided for borrowings of up to $400,000 and was secured by a lien on all Dyna-Cam assets. The LOC expired on October 31, 2001. Interest accrued and was payable monthly on advances under the LOC at 12% per annum for a total of $15,026 for the nine-months ended December 31, 2001. The LOC is convertible at Aztore's option into Series A preferred stock at $1.00 per share. As of December 31, 2001, we had borrowed $345,000 under the LOC. The LOC expired on October 31, 2001 and secured notes with principal amounts of $345,000 were due and payable as of October 31, 2001. These secured notes are currently in default and accrue interest at a default rate equal to 8% above the "prime rate."

     SERIES A OFFERING. In July 2001, we commenced a private placement offering for the sale of up to 3,000,000 shares of Series A 10% Cumulative Convertible Preferred Stock ("Series A Preferred") at $1.00 per share (the "Series A Offering"). There were no shares sold during the quarter ended December 31, 2001 and this Series A Offering expired on October 31, 2001.

     DEBT STRUCTURE AS OF DECEMBER 31, 2001. As of December 31, 2001, we owed $345,000 in secured notes borrowed under the LOC. These notes are secured by a blanket lien on all our assets. Our SBA loan outstanding was $284,580. This loan is secured by all Dyna-Cam assets and guaranteed by our major shareholders. The interest rate on this loan is at prime rate plus 2.75%. There is no additional borrowing capacity on the SBA Loan, which requires monthly payments of approximately $4,700. We also have an outstanding loan of $15,754 related to the purchase of a truck, guaranteed by Pat Wilks and which carries a 9.89% interest rate. We have a loan of $30,000 from an unaffiliated individual, which is outstanding as of December 31, 2001. This loan bears interest at 12% and is due on demand. Because we have no cash flow from operations and until we commence the sale of our engines, all payments on our debt obligations will be made from new borrowings or from proceeds from equity sales.

     As of December 31, 2001, we had no credit facilities such as a bank line of credit. We believe our best alternative for additional financing is through additional equity placements. In the event that investor interest in our equity placements declines substantially or ceases entirely, we will have to execute alternative capital plans, curtail our plan of operations or cease operations entirely.

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

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     We are currently in default on secured notes (the "Secured Notes") due to Aztore Holdings, Inc. ("Aztore"). Aztore owns approximately 15% of our outstanding equity and its president, Michael S. Williams, is a member of our board of directors. The Secured Notes were issued under a line of credit agreement (the "LOC") and are secured by a lien on all Dyna-Cam assets. The LOC expired on October 31, 2001. A total of $345,000 in note principal amount was due and payable December 31, 2001. We also owe Aztore accrued interest as of December 31, 2001 of $15,026. Since October 31, 2001, the Secured Notes accrue interest at a default rate equal to 8% above the "prime rate."

     Our Board of Directors has conceptually approved a plan to aggressively seek additional equity capital. If this plan is finally approved, we intend to negotiate a forbearance agreement with Aztore. There is no assurance that we will be able to reach an agreement with Aztore or that we will obtain additional capital on acceptable terms or at all. There is no assurance we can sell our equity securities at any price. If we sell equity at a conversion price lower than the conversion price of the Series A Preferred, which is expected, our outstanding Series A Preferred stock and certain of our common stock will be subject to anti-dilution adjustments. If we are unable to enter into a satisfactory agreement with Aztore, or obtain additional capital, actions against Dyna-Cam as a result of this defaulted indebtedness may result in foreclosure proceedings, forced liquidation of assets or filing for bankruptcy protection. In any such event, our ability to continue operations will be severely impaired or we may cease operations.

ITEM 5. OTHER INFORMATION

     On March 19, 2002, Ambrose Hope submitted his resignation, effective immediately, as a member of our Board of Directors. The resignation was acknowledged at a meeting of our Board of Directors on March 21, 2002.

     On March 19, 2002, our employment of Patricia Wilks was terminated. We are in the process of negotiating and documenting the terms of the termination under her employment agreement. At the Board of Directors meeting on March 21, 2002, Michael S. Williams was appointed Chairman of the Board to replace Ms. Wilks. Ms. Wilks continues to serve as a member of the Board of Directors.

     On March 21, 2002, Danny Hyde was appointed to serve as a member of our Board of Directors. Aztore appointed Mr. Hyde under the terms of that certain Rights Agreement dated April 30, 2001 to fill the vacancy resulting from Mr. Hope's resignation. Certain information regarding Mr. Hyde follows:

     Mr. Hyde, age 45, is the President of D-Bar Capital Corp., an investment company and several of its operating subsidiaries. He has held this position since April 1998. He is also the Chairman of XRMI, Inc., d/b/a Emerald Powerboats that is controlled by Aztore. D-Bar was the successor to Dynamicorp, which filed Chapter 11 in April 1995. Mr. Hyde acquired control of Dynamicorp as part of its reorganization plan approved by the bankruptcy court in 1998. As part of this reorganization One Epoch Energy, Inc., D-Bar Leasing, Inc. and D-Bar Realty, Inc., all became subsidiaries of Dynamicorp, which was renamed D-Bar Capital. Mr. Hyde was the founder of One Epoch Energy in 1986 and D-Bar Leasing, Inc. in 1987. He also co-founded D-Bar Realty. Mr. Hyde has engaged in the oil and gas business since 1975 in various capacities, including general partner of oil and gas exploration and production syndications. Mr. Hyde is on the Executive Board of Directors of the West Texas Rehabilitation Center and the Pastoral Care and Counseling Center and has been active in fund raising for these and other community activities. Mr. Hyde holds a private pilot's license.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who have been duly authorized.

Date: March 25, 2002

                                       DYNA-CAM ENGINE CORPORATION


                                       By: /s/ Michael S. Williams
                                           -------------------------------------
                                           Michael S. Williams
                                           Chairman of the Board


                                       By: /s/ Jack E. Dahl
                                           -------------------------------------
                                           Jack E. Dahl
                                           President and Chief Operating Officer
                                           (Principal Accounting Officer)