Form 10KSB
period 2002-03-31
DYNA CAM
filed 2002-08-20
CIK 1124394

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                    For the fiscal year ended March 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
             For the transition period from __________ to __________

                         Commission file number: 0-32065

                           DYNA-CAM ENGINE CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            NEVADA                                               86-0965692
(STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

14647 S. 50TH STREET, SUITE 130, PHOENIX, ARIZONA                85044-6464
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (480) 759-9400
                            ISSUER'S TELEPHONE NUMBER

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

     Check if there is no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's revenues for the year ended March 31, 2002 were $-0-.

     The aggregate market value at March 31, 2002 of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was approximately $220,000.

     The number of shares outstanding of the registrant's common equity as of August 19, 2002 was 35,014,635.

     Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                            INDEX TO THE FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                            PAGE

PART I ........................................................................3

ITEM 1. DESCRIPTION OF BUSINESS................................................3

ITEM 2. DESCRIPTION OF PROPERTY...............................................15

ITEM 3. LEGAL PROCEEDINGS.....................................................15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................16

PART II ......................................................................16

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............16

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............18

ITEM 7. FINANCIAL STATEMENTS..................................................26

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE..................................................51

PART III .....................................................................51

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....................51

ITEM 10. EXECUTIVE COMPENSATION...............................................55

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......57

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................59

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................61

         INDEX TO EXHIBITS....................................................61
         REPORTS ON FORM 8-K..................................................62

SIGNATURES....................................................................63

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     We are developing and intend to manufacture, market and sell our unique, axial cam-drive, free piston design, internal combustion engine, which we believe offers a number of significant advantages over conventional piston engines. Although originally designed for use in aircraft, we believe the Dyna-Cam Engine may have additional potential uses, such as in marine and industrial applications. We intend to initially target the "KITBUILT" segment of the experimental aircraft market with the initial model of the Dyna-Cam Engine (the "DC375"). See "DESCRIPTION OF BUSINESS - POTENTIAL MARKETS - Aircraft Market."

CORPORATE BACKGROUND

     Dyna-Cam Engine Corporation, our predecessor, was originally incorporated in California in 1993 ("DCEC CALIFORNIA"). TSI Handling, Inc. ("TSIH") was incorporated in Nevada in July 1999. Effective March 31, 2000, TSIH acquired all of the assets of DCEC California (the "ASSET ACQUISITION"). Subsequent to the Asset Acquisition, TSIH amended its Articles of Incorporation to change its name to Dyna-Cam Engine Corporation ("DYNA-CAM"). Dyna-Cam's manufacturing facility is located in Torrance, California. In March 2002, we relocated our corporate headquarters to Phoenix, Arizona.

     Immediately following the Asset Acquisition, the stockholders of DCEC California held approximately 85% of the outstanding shares of common stock of TSIH. For financial accounting purposes, the Asset Acquisition was treated as a recapitalization of DCEC California with DCEC California as the purchaser of TSIH. The financial statements included in this Form 10-KSB have been prepared to give retroactive effect of the Asset Acquisition completed on March 31, 2000 and to represent the historical operations of DCEC California.

DEFAULTS AND GOING CONCERN

     We have defaulted on our indebtedness due to the Bank of the West, guaranteed by the Small Business Administration (the "SBA LOAN") and on certain secured notes (the "SECURED NOTES") due Aztore Holdings, Inc. ("AZTORE"). Both of these obligations are secured by a lien on all of Dyna-Cam's assets. On January 4, 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities and further formally notified Dyna-Cam of its ability and intent to take further actions to collect its Secured Notes and related liabilities. Aztore directly and indirectly owns approximately 15% of our outstanding capital stock. Aztore's President, Michael S. Williams, and Secretary/Treasurer, Lanny R. Lang, are our Chief Executive Officer and Secretary/Treasurer, respectively, and are members of our Board of Directors. On June 10, 2002, the Bank of the West declared the SBA Loan in default and made formal demand that the SBA Loan be brought to a current status.

     We have reached a conceptual agreement to cure Aztore's default as part of an overall new capitalization plan, which should also cure the SBA Loan default. However, there is no assurance that we will be able to reach an agreement regarding our default with Aztore or cure the SBA Loan default. Our current plan is to seek additional equity financing, manufacture a very limited number of engines and perform or assist in sample engine installations in an airplane and possibly a boat or other industrial use. If we fail to obtain new financing, it is unlikely that it will be able to formalize an agreement on the default with Aztore or cure the SBA Loan default. Actions against us under these defaulted indebtedness may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection. In either event, our ability to continue operations will be severely impaired or may cease entirely.

     We are actively seeking alternatives to our financial problems, including the sale of additional equity. One alternative may include the sale of Dyna-Cam's business and assets. However, we are restricted under a contractual arrangement and cannot approve the sale of the business and assets without a super majority vote (four out of five members) of the Board of Directors. We believe that any prospective sale of Dyna-Cam's business and assets will reflect a value equal to or greater than the current carrying value of those assets. See "FACTORS AFFECTING FUTURE PERFORMANCE - Board of Director Restrictions on Sales."

RECENT CHANGES TO OUR MANAGEMENT AND BOARD OF DIRECTORS

     On August 8, 2002, Dennis C. Palmer and Patricia J. Wilks, majority common shareholders of Dyna-Cam through their ownership of Palmer Holdings, Ltd. ("PHL"), voluntarily resigned as members of the Board of Directors. Mr. Palmer and Ms. Wilks had served on the Board of Directors since the Asset Acquisition on March 31, 2000. Jack E. Dahl, our President, was named to the Board of Directors to fill one of these vacancies. Mr. Dahl previously served as a member of our Board of Directors from November 3, 2000 until January 11, 2002. Mr. Palmer continues as our Executive Vice President and Chief Engineer. Our Board of Directors currently consists of Messrs. Williams and Lang, who are our Chief Executive Officer and Secretary/ Treasurer, respectively, Mr. Dahl and Danny R. Hyde. See "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

THE DYNA-CAM ENGINE

OVERVIEW

     The Dyna-Cam Engine is a unique, axial cam-drive, twelve combustion chamber, free piston engine. Our engine design replaces conventional crankshaft and piston rod design with two cylindrical engine blocks, each containing six cylinders arranged around a central main shaft. Our prototype Dyna-Cam Engine produced more than twice the torque of a V-8 car engine with comparable horsepower rating, but is less than one-half the size, one-half the weight and less than one-fourth the number of parts.

     We believe the Dyna-Cam Engine offers advantages over conventional piston engines in use today. Our prototype Dyna-Cam Engine is smaller, much lighter, generates more torque, has less vibration, achieves greater fuel efficiency and has lower emissions than comparable conventional engines. The Dyna-Cam Engine also has less than one-fourth the number of parts than a conventional piston aircraft engine.

FEATURES

     The following table shows some of the estimated technical features of our 200 horsepower DC375 engine compared to other conventional piston engines of equivalent horsepower in use today:

                                                              (ESTIMATED TECHNICAL FEATURES)
                                                                         LEADING                    V-8 CAR
               FEATURE                  DC375 DYNA-CAM ENGINE        AIRCRAFT ENGINE                ENGINE
               -------                  ---------------------        ---------------                ------
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

     We believe the significant advantage of the Dyna-Cam Engine is that it produces higher torque with less weight and smaller size than conventional piston engines. We anticipate that the Dyna-Cam Engine will be ideal for applications where high strength (torque) is needed in the low RPM range for getting a load moving, for acceleration and where weight and size are factors.

     Torque, as is "HORSEPOWER" ("HP"), is a measurement of an engine's power. Torque is measured in "FOOT-POUNDS" and refers to the strength of rotational movement. Torque is the measurement of an engine's ability to overcome a load - in other words, it represents the ability of an engine to do work. An equally important variable related to both torque and HP is the number of revolutions per minute ("RPM") at which an engine delivers a desired level of power. The prototype DC375, 200 HP Dyna-Cam Engine produced an estimated 650 foot-pounds of torque at a very low 1,200 RPM and 525 foot-pounds of torque at 2,000 RPM. This torque output is comparable to that of a 3,000 pound diesel truck engine. By comparison, a standard 500 pound V-8 car engine produces only approximately 300 foot-pounds of torque at 3,500 RPM.

     In comparison to other conventional internal combustion engines with similar displacement, we believe that the Dyna-Cam Engine has no known negative design characteristics. Additional testing, in particular installation testing, could reveal design defects. Based on the testing of over 40 prototypes of the Dyna-Cam Engine, we believe that any such defect could be resolved. The Dyna-Cam Engine is also new in comparison to other FAA certified aircraft engines that have been used for over 50 years. Competitive engines have a long history of expert observation and confirmation and have a higher installed base. Due to these factors, these engines have significantly more support from mechanics, technicians and parts manufacturers than the Dyna-Cam Engine. There has not been an opportunity for established engine experts to observe engine testing or demonstrations of the Dyna-Cam Engine.

     While there have been over 40 prototypes of our engine built and tested, there have been only two completed Dyna-Cam Engine installations. One engine was installed in an airplane and another in a boat. Both of these installations were operational. We have not had sufficient capital to fully demonstrate our Dyna-Cam Engine in a high quality showpiece installation over an extended period of time and there is no assurance that we will ever obtain such capital. We believe an installation must be completed with a new Dyna-Cam Engine to fully demonstrate its performance capability and allow us to initiate sales.

POTENTIAL MARKETS

AIRCRAFT MARKET

     The Dyna-Cam Engine was originally designed for the general aviation market. We believe current airplane engine manufacturers have been slow to adopt new engine designs due to their established leadership position in the market. The basic design of the gasoline piston engines in use today has not changed in over 50 years. This stagnation creates a strong opportunity to introduce a new engine and we believe that the aviation market will be receptive to a new engine design. The aircraft engine business is a worldwide market that has had very little technical advancement relative to other industries. The United States aircraft market is the largest in the world. We believe the total market for FAA certified and experimental aircraft engines is approximately $500 million per year.

     We have received FAA certification for the DC375 (Type Certificate No.
293). Although not required in the experimental aircraft market, we expect that our FAA certification will provide an additional marketing advantage for our engine. In order to produce FAA certified engines for use in aircraft requiring certification, a company must also receive an "FAA PRODUCTION CERTIFICATE" which certifies the manufacturing process and facilities. We do not have a FAA Production Certificate. We intend to produce and sell Dyna-Cam Engines into the experimental aircraft market where FAA certification is not required.

     EXPERIMENTAL AIRCRAFT MARKET. In the United States, any person may build an airplane, helicopter or any number of other aircraft ("OWNER/BUILDER"). If proper procedures are followed, the FAA may license the homebuilt airplane in the Experimental, Amateur-Built category. Upon satisfactory completion of testing, the owner/builder may receive a permanent airworthiness certificate from the FAA. With the permanent airworthiness certificate, the aircraft may be operated similar to factory-built aircraft, but cannot be used to fly "FOR HIRE" or for similar commercial service. In order to qualify as an experimental aircraft, at least 51% of the assemblage of the aircraft must be completed by the owner/builder. Many manufacturers have produced kits that provide certain pre-assembled components, but allow the owner/builder to qualify for the 51% assemblage test.

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

     We believe the kitbuilt segment of the experimental aircraft market is the best market to initially target our engine due to the lack of regulatory requirements and its potential size. In addition, kitbuilt aircraft meet our identified criteria, i.e., high strength (torque) is needed in the low RPM range for getting a load moving, for acceleration and where weight and size are factors. Engines in the kitbuilt segment of the experimental aircraft market do not require FAA certification. FAA certification is required for nearly all other aircraft engines.

MARINE MARKET

     A prototype of our Dyna-Cam Engine was installed and tested in a 20-foot stern drive speedboat in 1989 and was operational. The Dyna-Cam Engine installed in this test boat was very throttle responsive and provided rapid acceleration. We believe our DC375 engine is suited for the marine engine market because of many of the same issues concerning the experimental aircraft market. Boats similarly require high strength (torque) for acceleration and load moving and weight and size of the engines are significant factors. Coast Guard certification is required for marine engines. There would be no assurance that we can achieve Coast Guard certification of our engine if we pursue this market.

COMPETITION

     Competition in the engine business is intense. The market is segmented with major manufacturers generally dominating each segment. Although the Dyna-Cam Engine is radically different from established engine technology, it will be competing with existing products produced by established manufacturers.

     We believe the barriers to entry into the engine business in general are very high. We also face barriers to entry into this industry primarily due to the capital required to produce engines in high enough volumes to be competitive. The barriers to entry are also very high in the aircraft engine business, due to the cost and time involved in obtaining a FAA Production Certificate. Due to the developmental stage of our production process, we have not applied for a FAA Production Certificate of our manufacturing process and facilities. In our initial target market of experimental aircraft, FAA certification is not required. We believe we can sell our engines into this market and build name recognition in the aircraft engine business generally without a FAA Production Certificate.

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

KITBUILT AIRCRAFT

     In addition to certified aircraft engines, automobile engine manufacturers compete in the kitbuilt segment of the experimental aircraft market. Automobile engines are frequently utilized in kitbuilt aircraft, often because the initial price is perceived to be lower. Automotive engines generally require fairly extensive (and expensive) modifications to make them suitable for use in aircraft, do not have the necessary long-term endurance and reliability when operated at the higher power levels required for aircraft, require more frequent servicing and can weigh up to 200 pounds more than a conventional aircraft engine. The only new automotive engine manufacturers producing engines in our HP class, that have received FAA certification, are Porsche and Toyota/Lexus. We do not believe that either of these companies is currently targeting the kitbuilt segment of the experimental aircraft market with their engines.

PRODUCTION

     Our current plan is to manufacture a very limited number of engines and perform or assist in sample engine installations in an airplane and possibly a boat or other industrial use. Production and assembly operations will initially be at our manufacturing facility adjacent to the Torrance Airport near Los Angeles. We currently have the ability to fabricate and test nearly all parts for our engine. In addition to components we manufacture at our manufacturing facility, the Dyna-Cam Engine utilizes parts that can be obtained from numerous suppliers and that are not unique to our engine design (E.G., starters, spark plugs, cooling systems, etc.). As production levels increase, we expect to utilize subcontractors to supply components and assembled subsystems for installation in our engines. Our production plan anticipates that we will machine most of the engine's major components.

     We have not had sufficient capital to fully demonstrate our Dyna-Cam Engine in a high quality showpiece installation over an extended period of time. While there is no assurance that we will ever obtain such capital, we believe an installation must be completed with a new Dyna-Cam Engine to fully demonstrate its performance capability and allow us to initiate sales. If we fail to obtain new financing to complete this task, our ability to continue operations will be severely impaired or may cease entirely.

MARKETING AND SALES

     We expect to directly market the Dyna-Cam Engine in the first two years of production. We may establish a dealership network in the future, if warranted. We plan to promote the Dyna-Cam Engine initially through air and tradeshows and demonstrations, through advertisements in specialty magazines and through our Web site at www.dynacam.com.

AIR AND TRADESHOWS

     There are more than 450 air and tradeshows annually. These air and tradeshows provide opportunities to display and demonstrate the Dyna-Cam Engine. We believe air and tradeshows will be the best way to introduce our engine to aircraft enthusiasts and the media. However, a successful installation must be completed with a new Dyna-Cam Engine to fully demonstrate its performance capability and allow us to initiate sales. If we fail to obtain new financing to complete this task, our ability to continue operations will be severely impaired or may cease entirely.

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

INTELLECTUAL PROPERTY

     Dr. Karl Herrmann, the original developer of the cam-driven engine technology, patented certain key components, such as the cam and piston design, which are now in the public domain. Dennis C. Palmer, a founder and our Chief Engineer, patented certain aspects of the current version of the Dyna-Cam Engine in the United States in 1985. This patent is assigned to Dyna-Cam and will expire in January 2003. In 2000, we submitted a new patent application on various improvements identified and made to the Dyna-Cam Engine since the original patents were obtained and have received "PATENT PENDING STATUS" on this application. We intend to file additional patents domestically as well as internationally.

     We have also developed manufacturing processes and component designs that are considered "TRADE SECRETS," which we believe would make the engine difficult to produce by other manufacturers and still be competitive. As research and development continues, new features, trade secrets and patents will be pursued. We have agreements with our officers and key employees that require them to assign to Dyna-Cam any new features, trade secrets and patents developed in the future.

FACILITIES

     We currently lease a 6,000 square foot manufacturing facility adjacent to the Torrance Airport in Torrance, California, near Los Angeles. See "DESCRIPTION OF PROPERTY." In March 2002, we relocated our corporate headquarters to Phoenix, Arizona.

EMPLOYEES

     We currently have one full-time employee, Dennis C. Palmer, our Executive Vice President and Chief Engineer, and one part-time employee, Jack E. Dahl, our President. Unpaid compensation is due to Mr. Palmer and Mr. Dahl. Mr. Palmer has not been paid since September 2001. This non-payment may expose Dyna-Cam to claims by Mr. Palmer under his employment contract. We continue to accrue any unpaid salary. We expect to hire additional production employees in advance of anticipated production as needed. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - PLAN OF OPERATIONS".

     On March 19, 2002, the employment of Patricia J. Wilks was terminated for cause. We are in the process of negotiating and documenting the terms of her termination. While we believe Dyna-Cam has no further commitment under her employment contract, the maximum exposure could be up to $180,000.

FACTORS AFFECTING FUTURE PERFORMANCE

FINANCIAL PROBLEMS AND DEFAULT ON SENIOR INDEBTEDNESS

     We have defaulted on our SBA Loan due to the Bank of the West. The SBA Loan is secured by a lien on all of Dyna-Cam's assets. The SBA Loan payment has not been made since February 2002 and the Bank of the West has declared the SBA Loan in default and made formal demand that the SBA Loan be brought to a current status. We have defaulted on our SECURED NOTES due to Aztore. The Secured Notes are also secured by a lien on all of Dyna-Cam's assets. On January 4, 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities and further formally notified Dyna-Cam of its ability and intent to take further actions to collect its Secured Notes and related liabilities. We have reached a conceptual agreement to cure this default as part of an overall new capitalization plan, which should also cure the SBA Loan default.

     If we fail to obtain new financing, it is unlikely that it will be able to formalize an agreement on the default with Aztore or cure the SBA Loan default. Actions against us under these defaulted indebtedness may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection. In either event, our ability to continue operations will be severely impaired or may cease entirely.

BOARD OF DIRECTOR RESTRICTIONS ON SALES

     We are actively seeking alternatives to our financial problems, including the sale of additional equity. One outcome may include the sale of Dyna-Cam's business and assets. However, we are restricted under a contractual arrangement with Aztore and Mr. Palmer and Ms. Wilks, as Dyna-Cam's majority common shareholders (the "LOC RIGHTS AGREEMENT"). The LOC Rights Agreement limits the Board of Directors to five members and gives Aztore the right to appoint a majority of the members of the Board of Directors for so long as any monetary obligation is outstanding under the LOC. Upon all monetary obligations under the LOC being satisfied, a majority of the holders of the Series A Preferred stock shall then have the right to designate a majority of the members of the Board of Directors. In either event, a super majority vote (four out of five members) of the Board of Directors is required to sell substantially all of Dyna-Cam's business and assets, authorize the sale of additional equity or modify the exercise prices of the outstanding warrants.

POSSIBLE ANTI-DILUTION ADJUSTMENTS

     We plan to aggressively seek additional equity capital. If this plan is finally approved, we intend to negotiate a forbearance agreement with Aztore. However, there is no assurance we can sell our equity securities at any price and if we sell equity at a price, through conversion or direct sale, lower than the conversion price of the Series A Preferred, our outstanding Series A Preferred stock and certain of our common stock will be subject to possible significant anti-dilution adjustments.

POSSIBLE CLAIMS UNDER EMPLOYMENT AGREEMENTS

     Unpaid compensation is due to Dennis C. Palmer, Patricia J. Wilks and Jack
E. Dahl. Mr. Palmer and Ms. Wilks have not been paid since September 2001 due to cash flow constraints. The non-payment may expose Dyna-Cam to claims by Mr. Palmer and Ms. Wilks under their employment agreements. On March 19, 2002, the employment of Ms. Wilks was terminated for cause. While we believe we have no further commitment under her employment contract, the maximum exposure could be up to $180,000. Ms. Wilks continued to serve on the Board of Directors until August 8, 2002 when she voluntarily resigned.

DEVELOPMENT STAGE COMPANY

     There is no meaningful operating or financial history to evaluate our prospects for successful operations. Previously, DCEC California, our predecessor, conducted research and development of the Dyna-Cam Engine and built and tested several prototypes. We have incurred operating losses and have had negative cash flow since incorporation in 1993. We anticipate future losses.

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

INABILITY TO PAY OUR KEY EMPLOYEE

     We will be dependent on the continued services of Dennis C. Palmer, our Executive Vice President and Chief Engineer. The loss of Mr. Palmer could have an adverse effect on meeting our production and financial performance objectives. Although we have an employment agreement in place, Mr. Palmer has not been paid since September 2001. This non-payment may expose Dyna-Cam to claims by Mr. Palmer under his employment contract. Further, there is no assurance that we will not lose his services and we may not be able to timely replace Mr. Palmer if we do lose his services.

ADDITIONAL CAPITAL REQUIREMENTS

     We will require substantial additional capital to commence production of our engine. We need funds to acquire materials, components and additional tooling to assemble and manufacture the initial production Dyna-Cam Engines and to implement sales, marketing and promotional activities. Even if successful in selling the Dyna-Cam Engine, we believe that initially this will not result in cash flow sufficient to finance the growth of our business. There can be no assurance we will be successful in obtaining any additional equity capital or other financing.

ACCEPTANCE OF THE DYNA-CAM ENGINE

     If the Dyna-Cam Engine does not receive consumer or industrial acceptance as we anticipate, our revenues and operating results will likewise not reach the levels we anticipate. Our Dyna-Cam Engine has no brand name recognition as do our competitors' engines. The Dyna-Cam Engine is based on a design that is not currently produced. Actual performance of production engines may not match test results of our prototype engines. If the actual performance of our Dyna-Cam Engine is not substantially better than the performance of conventional engines, it may not attain the market acceptance we anticipate. Acceptance of our Dyna-Cam Engine by both individual and industrial users will be critical to the success of our business. We intend at this time to manufacture one product, the DC 375. While we intend to vary the sizes of engines manufactured, this will be a major capital investment and therefore initially we will only manufacture one size engine. This may further limit potential market acceptance.

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

     Because the Dyna-Cam Engine has only been produced on a prototype basis, we have no experience in production of these engines at any volume level. We do not know if we will be able to control production and quality control issues once manufacturing begins. Defects in our manufacturing process or the engines produced would cause our costs to exceed those projected and could result in substantial warranty or product liability claims or harm our industry reputation, which would diminish acceptance of our engines in targeted markets.

     We believe that we can manufacture the Dyna-Cam Engines and sell them profitably. However, our projections may prove inaccurate due to many factors. It is also possible that while Dyna-Cam Engine manufacturing may be profitable at certain levels, our sales may never reach these levels or we may be unable to achieve optimum levels of manufacturing. If our costs of manufacturing or other costs associated with warranty or product liability claims exceed our costs, our margins may not be realized and we may never achieve profitability.

DEPENDENCE ON SUPPLIERS AND SUBCONTRACTORS

     In order to control costs and scheduling, we expect to perform most of the machining of the Dyna-Cam Engine internally. We also expect to use subcontractors to supply components and assembled subsystems for installation in our engines. For instance, we expect to purchase castings, forgings and bearings from outside suppliers. Because we have not yet manufactured production engines, we have a limited basis upon which to judge the performance of any subcontractors. Our inability to obtain timely delivery from our subcontractors or to locate alternate sources of supply could cause a loss of customer orders. Failure to satisfy market demand would result in failure to achieve our sales objectives.

COMPETITION

     We intend to initially target the experimental aircraft market. This market is highly competitive and dominated by well-established engine manufacturers with financial, operating, promotional and other resources far in excess of ours. We may not be able to compete successfully with current products or new technology that is introduced by existing manufacturers or others that may enter this market in the future.

LIMITED INTELLECTUAL PROPERTY PROTECTION

     We are relying on patent, trade secret, nondisclosure, confidentiality and non-competition rights to protect our limited intellectual property rights. The 1985 Patent expires in January 2003 and will be in the public domain. We have developed numerous modifications to the original design, which we believe to be patentable and we have filed an additional patent application in the United States. We also expect to file for patents internationally. There is no assurance that any patents will be issued and if issued that these patents will not be challenged. It is also possible that claims will be made that the Dyna-Cam Engine is in the public domain. Even if our patents and other intellectual property rights are valid and enforceable, the cost of defending any claims would likely be substantial. We may also face the prospect of infringement by others, yet be unable to bear the costs of any defense or prosecution of claims related to our intellectual property rights.

PRODUCT LIABILITY

     We intend to initially target the small aircraft business for sales of our Dyna-Cam Engine. Small aircraft are more prone to crashes than larger, commercial aircraft. If an aircraft with one of our engines is involved in a crash, a product liability lawsuit would be likely. If any such claim were successful, our industry reputation and financial condition could be severely damaged. Liability insurance may not be available or may be too expensive to be economically justifiable to insure Dyna-Cam against the risk of product liability claims.

ITEM 2. DESCRIPTION OF PROPERTY

     We currently lease a 6,000 square foot manufacturing facility adjacent to the Torrance Airport in Torrance, California, near Los Angeles. In March 2002, we relocated our corporate headquarters to Phoenix, Arizona. The term of the manufacturing facility lease is month to month and the monthly rental payment is approximately $2,800. The monthly lease payment has not been made since February 2002 and this lease is in default. The manufacturing facility will be suitable in the early stages of production, but we may need additional space in the near term. We believe additional space will be available in or near our existing manufacturing facility and we do not expect any difficulty finding larger and more suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

     We are not involved in any litigation, nor are we aware of any potential or threatened litigation, or any asserted claims that may result in litigation, other than the following:

     On January 4, 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities and further formally notified Dyna-Cam of its ability and intent to take further actions to collect its Secured Notes and related liabilities. Due to cash flow constraints, the SBA Loan payment has not been made since February 2002. On June 10, 2002, the Bank of the West declared the SBA Loan in default and made formal demand that the SBA Loan be brought to a current status. In addition, the monthly lease payment on our manufacturing facility has not been made since February 2002 and this lease is in default. If Aztore, the SBA or the landlord attempts to aggressively pursue action against us to collect and if we are is unable to cure these defaults, actions against Dyna-Cam under these defaulted indebtedness may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKETS

     Our common stock was approved for trading on September 21, 2001 on the OTC Bulletin Board under the symbol "DYCE." The first posted trade of our stock occurred on January 14, 2002. Following is the range of the high and low bid information for the periods indicated. This information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                        QUARTERS                   PRICE RANGE
                        --------                   -----------

Fiscal 2002         First - 6/30/01                    N/A
                    Second - 9/30/01                   N/A
                    Third - 12/31/01                   N/A
                    Fourth - 3/31/02                .03 - .05

SHAREHOLDERS

     At August 19, 2002, approximately 203 shareholders of record and an estimated 250 beneficial owners held shares of the common stock of Dyna-Cam. In many instances, a registered shareholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. Computershare Trust Company, Inc. is our common stock transfer agent and warrant agent for our Series A to F Warrants. Computershare is located at 350 Indiana Street, Suite 800, Golden, Colorado 80401 and their telephone number is (303) 262-0600.

DIVIDENDS

     Under Nevada law, dividends may only be paid out of net profits. Holders of our common stock are entitled to receive dividends only as declared by our Board of Directors. We have never declared or paid a dividend on our common stock or on our Series A Preferred stock. We do not intend to pay dividends in the foreseeable future.

     The Series A Preferred stock provides for dividends at the rate of $0.10 per share per annum (10% of the liquidation preference amount), pro rated for the period the shares are actually outstanding. Dividends are cumulative and payable only when declared by the Board of Directors. Dividends automatically accrue upon conversion of the Series A Preferred stock and are to be paid in shares of common stock at the conversion value then in effect for the Series A Preferred stock. No dividends have been declared by the Board of Directors. If cash dividends were to be paid, the Series A Preferred stock would have preference in payment of dividends over the common stock and any other series of preferred stock later designated. Undeclared cumulative dividends as of March 31, 2002 for the Series A Preferred stock totaled $225,815.

     We are also subject to restrictions on the payment of dividends under the terms of an Existing Shareholders Rights Agreement with Chasseur Holdings, Inc. and an LOC Rights Agreement with Aztore. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

     We are developing and intend to manufacture, market and sell our unique, axial cam-drive, free piston design, internal combustion engine (the "DYNA-CAM ENGINE"), initially targeting the "kitbuilt" segment of the experimental aircraft market.

     Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, particularly one that is dependent, initially, on the small aircraft industry. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with establishing a new business, including uncertainty as to production capabilities, market acceptance, marketing methods, expenses and competition. In addition, until we sell engines and can sell them profitably, our operations will not result in cash flow sufficient to finance the growth of our business or to pay off our debt obligations.

     We need significant additional capital to execute our plan of operations. A substantial portion of this required capital will be applied to the acquisition of materials, components and additional tooling, assembly and labor to manufacture our initial production model Dyna-Cam Engines and to implement sales, marketing and promotional activities. Even after production and sales commence, we may require substantial additional capital for assembly or manufacturing activities, for purchase of additional engine components or for marketing and advertising activities. See "PLAN OF OPERATIONS."

RESULTS OF OPERATIONS

     The following discussion provides information that we believe will help you understand our financial statements, and should be read along with our financial statements and related notes included in this Form 10-KSB. We have continued as a development stage company during the fiscal year ended March 31, 2002 and will continue to report as such until sales of our Dyna-Cam Engines occur.

     FISCAL YEAR ENDED MARCH 31, 2002 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2001. We had no revenues during either fiscal year. Our loss from operations for the fiscal year ended March 31, 2002 was $645,840 compared to a loss from operations for the fiscal year ended March 31, 2001 of $634,541. The components of our loss from operations are as follows:

                                    For the fiscal year ended March 31,
                                ------------------------------------------
                                       2002                    2001
                                ------------------      ------------------
                                 Amount       %          Amount       %
                                --------    ------      --------    ------
Research and development        $141,172      21.9      $100,751      15.9
General and administrative       241,750      37.4       170,816      26.9
Legal and professional fees      182,151      28.2       281,895      44.4
Depreciation and amortization     80,767      12.5        81,079      12.8
                                --------    ------      --------    ------
                                $645,840     100.0      $634,541     100.0
                                ========    ======      ========    ======

     Research and development costs increased by $40,421 to $141,172 for the fiscal year ended March 31, 2002 compared to $100,751 for the fiscal year ended March 31, 2001. Salaries for additional production employees and compensation to Mr. Palmer related to a performance incentive accounted for a majority of the increase. Tooling and supply costs decreased due to financial constraints. An inventory allowance to record potential slow moving and obsolete inventory was charged to research and development in both years, $30,000 for the fiscal year ended March 31, 2002 compared to $20,000 for the fiscal year ended March 31, 2001.

     General and administrative expenses increased by $70,934 to $241,750 for the fiscal year ended March 31, 2002 compared to $170,816 for the fiscal year ended March 31, 2001. General and administrative costs that increased during the fiscal year ended March 31, 2002 were mostly related to the salary paid to Jack
E. Dahl, who was hired as President on April 20, 2001. We also incurred expenditures preparing to install a Dyna-Cam Engine in our airplane. In November 2001, we sold our airplane so installation activities ceased.

     Legal and professional fees decreased by $99,744 to $182,151 for the fiscal year ended March 31, 2002 compared to $281,895 for the fiscal year ended March 31, 2001. The components of legal and professional fees are shown in the following table:

                                            Fiscal year ended March 31,
                                            ---------------------------
                                               2002            2001
                                             --------        --------
Audit fees                                   $ 26,415        $ 23,512
Aztore financial consulting fees               90,000         205,500
Consulting fees - Jack E. Dahl                  3,650           4,500
Other legal and professional                   62,086          48,383
                                             --------        --------
                                             $182,151        $281,895
                                             ========        ========

     Most of the decrease in legal and professional fees was due to a decrease in consulting fees paid to Aztore Holdings, Inc. ("AZTORE"), offset by a modest increase in overall legal fees related to our financial difficulties. Michael S. Williams, our Chief Executive Officer since March 22, 2002 and a director, and Lanny R. Lang, our Secretary and Treasurer and a director, are also officers and directors of Aztore. Aztore directly and indirectly owns approximately 15% of our outstanding capital stock. Aztore's services include audit preparation and coordination, corporate restructuring and implementation and assistance in capital and strategic planning. Aztore's fees were lower during the fiscal year ended March 31, 2002 because it reduced its monthly fees effective July 1, 2001 to $10,000 per month compared to $15,000 per month for most of the prior fiscal year. In addition, Aztore settled a fee dispute and waived its monthly fee for three months. Consulting fees expensed for the fiscal year ended March 31, 2002 were $90,000. Aztore increased its management activity when Mr. Williams, Aztore's President, became our Chief Executive Officer.

     Depreciation and amortization for the fiscal year ended March 31, 2002 compared to depreciation and amortization for the fiscal year ended March 31, 2001 was almost identical since capital constraints prohibited the acquisition of additional equipment.

     Other income (expense) was comprised mostly of interest and fees.

                                           Fiscal year ended March 31,
                                           ---------------------------
                                               2002            2001
                                            ---------       ---------
Interest expense                            $(171,567)      $ (81,553)
Interest income                                    87           4,545
Other income                                   18,152              --
                                            ---------       ---------
                                            $(153,378)      $ (77,008)
                                            =========       =========

     Included in interest expense for the fiscal year ended March 31, 2002 is a financing cost of $60,000, related to 60,000 shares of Series A Preferred stock issued to Aztore as a loan commitment and origination fee for a $400,000 line of credit (the "LOC"). Excluding this $60,000 financing charge, interest expense increased approximately $30,000 to $111,567 for the fiscal year ended March 31, 2002 compared to $81,553 for the fiscal year ended March 31, 2001. This interest expense increased primarily due to the additional cost of borrowing on Secured Notes due to Aztore related to the LOC. Interest expense related to our SBA Loan, a truck loan and three capitalized lease obligations decreased modestly for the fiscal year ended March 31, 2002 due to declining principal balances owed on these obligations.

     Other income for the fiscal year ended March 31, 2002 is a gain recorded on the sale of a Cessna 337 four-place airplane.

     As a result of the above, our net loss for the fiscal year ended March 31, 2002 totaled $799,168 or $.020 per share. This compares to a net loss for the fiscal year ended March 31, 2001 of $711,549 or $.018 per share.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through March 31, 2002, we have been a development stage company. No Dyna-Cam Engines have been available for sale. Financing in the past has been from equity and debt placements as well as an increase in accounts payable. As of March 31, 2002, cash and cash equivalents were only $2,390, a decrease from $8,954 as of March 31, 2001.

     Cash used to support operations, after non-cash charges, was $398,134 for the fiscal year ended March 31, 2002 compared to $460,714 for the fiscal year ended March 31, 2001. Cash was provided by an increase in accounts payable, accrued compensation and unpaid fees due to Aztore totaling $254,743.

     Cash provided by investing activities for the fiscal year ended March 31, 2002 was from the sale of our Cessna 337 airplane for $87,000. We are seeking to make arrangements for another airplane to modify for installation of our engine. Due to cash constraints, investing activities for the fiscal year ended March 31, 2002 used almost no cash except for a modest acquisition of machinery and equipment of $7,184.

     Cash provided by financing activities supported operations for the fiscal year ended March 31, 2002. The cash provided by financing activities was $311,754 for the fiscal year ended March 31, 2002 compared to $560,675 for the fiscal year ended March 31, 2001. For the fiscal year ended March 31, 2002, we operated principally on $345,000 of cash borrowings on Secured Notes due to Aztore related to the LOC and $21,750 that was raised under our Series A Offering, net of placement fees. In addition to supporting operations, cash provided by these financing activities was used during the fiscal year ended March 31, 2002 to make principal payments of $25,804 on notes payable and $29,192 on capitalized leases. Comparatively, for the fiscal year ended March 31, 2001, we operated on the $910,048 that was raised under our Series A Offering, net of placement fees. In addition to supporting operations, this cash was used during the fiscal year ended March 31, 2001 to make principal payments of $354,050 on notes payable and $26,923 on capitalized leases.

     LINE OF CREDIT. Effective April 30, 2001, we entered into the LOC with Aztore. The LOC provided for borrowings of up to $400,000 and was secured by a lien on all Dyna-Cam assets. The LOC expired on October 31, 2001. As of March 31, 2002, we had borrowed $345,000 under the LOC. Interest accrued and was payable monthly on advances under the LOC at 12% per annum. Interest expense on the LOC for the fiscal year ended March 31, 2002 totaled $41,720. No interest has been paid since August 2001 and a total of $34,971 of accrued interest is due to Aztore as of March 31, 2002. The Secured Notes are convertible at Aztore's option into Series A preferred stock at $1.00 per share. These Secured Notes are currently in default and accrue interest at a default rate equal to 8% above the "prime rate."

     SBA LOAN. We have defaulted on indebtedness due to the Bank of the West, guaranteed by the Small Business Administration (the "SBA LOAN"), that were used to purchase machinery and equipment and provide working capital in 1998. On June 10, 2002, the Bank of the West declared the SBA Loan in default and made formal demand that the SBA Loan be brought to a current status. If the SBA attempts to aggressively pursue action against Dyna-Cam to collect and if we are unable to cure the SBA Loan default, actions against us may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection. Mr. Palmer and Ms. Wilks, Dyna-Cam's majority common shareholders, have pledged personal collateral as additional security on the SBA Loan.

     SERIES A OFFERING. In July 2001, we commenced a private placement offering for the sale of up to 3,000,000 shares of Series A 10% Cumulative Convertible Preferred Stock ("SERIES A PREFERRED") at $1.00 per share (the "SERIES A OFFERING"). Only an additional 25,000 shares of Series A Preferred was sold during the fiscal year ending March 31, 2002 and the Series A Offering expired on October 31, 2001 and was not renewed.

     DEBT STRUCTURE AS OF MARCH 31, 2002. As of March 31, 2002, we owed $345,000 in Secured Notes related to the LOC, plus accrued and unpaid interest of $34,971 on these Secured Notes. On January 4, 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities. Aztore further formally notified the Company of its ability and intent to take further actions to collect its Secured Notes and related liabilities. There is no assurance that we will be able to obtain the funding to cure the default with Aztore. These Secured Notes are secured by a blanket lien on all of Dyna-Cam's assets. Our SBA Loan balance outstanding as of March 31, 2002 was $282,430. The SBA Loan is also secured by a lien on all of Dyna-Cam's assets and is further guaranteed by Mr. Palmer and Ms. Wilks, Dyna-Cam's majority shareholders. The interest rate on the SBA Loan is at prime rate plus 2.75% (or 7.5% as of March 31, 2002). There is no additional borrowing capacity on the SBA Loan, which requires monthly payments of approximately $4,700. The SBA Loan payment has not been made since February 2002 and the Bank of the West has declared the SBA Loan in default and made formal demand that the SBA Loan be brought to a current status. If the SBA attempts to aggressively pursue action against the Company to collect and if the Company is unable to cure the SBA Loan default, actions against the Company may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection. We also have an outstanding loan of $15,754 related to the purchase of a truck, guaranteed by Mr. Palmer and which carries a 9.89% interest rate. Subsequent to March 31, 2002, the vehicle note was paid off by borrowing money on a credit card line with more favorable interest and terms. Mr. Palmer subsequently paid off this credit card and we recorded a short-term unsecured loan due to Mr. Palmer. We have a loan of $30,000 from an unaffiliated individual, which is outstanding as of March 31, 2002 and in default. This loan bears interest at 12% and is due on demand. Ms. Wilks and Mr. Palmer have pledged their Dyna-Cam common stock to guarantee this loan. Because we have no cash flow from operations and until we commence the sale of our engines, all payments on our debt obligations will be made from new borrowings or from proceeds from equity sales.

     As of March 31, 2002, we believe our best alternative for additional financing is through additional equity placements. If investor disinterest in our equity placements continues, we will have to execute more aggressive alternative capital plans, curtail our plan of operations or cease operations entirely. We are actively seeking alternatives to its financial problems. One alternative may include the sale of our business and assets. See "POTENTIAL SALE OF BUSINESS AND ASSETS."

PLAN OF OPERATIONS

     Our original plan of operations contemplated that we would produce up to five engines per month starting in December 2001. We contemplated testing the current version of the Dyna-Cam Engine in an actual aircraft installation prior to starting production. We have not achieved an installation nor delivered an engine to a third party. In September 2000, we acquired a Cessna 337 four-place airplane for the purpose of an installation. Due to funding constraints and additional design modifications on the engine, we were unable to commence an installation in this airplane. On November 15, 2001 we sold this airplane. Since then we have been seeking another airplane for a prototype installation. We are limited in this acquisition by our lack of capital. We have produced two engines that could be shipped, but these engines are not 100% identical to our expected final production engines. We are evaluating the timing of the assembly of our next engine, which should be a "production" engine.

     Assuming sufficient funding, we believe our manufacturing plan has been delayed by at least nine months and possibly longer. Significant additional working capital will be necessary to expand production. We must not only hire additional personnel but the personnel must be trained. We also believe we need additional equipment to meet our original production plan. Our working capital has been constrained since early in calendar year 2001 and the current prospects for additional funding are still very uncertain.

     During the fiscal year ended March 31, 2002, we operated almost solely on Secured Notes due to Aztore related to the LOC. For the fiscal year ended March 31, 2001, we operated almost solely on new equity financing obtained from the Series A Offering. The Secured Notes due to Aztore related to the LOC were to be repaid from proceeds of an equity placement. However, we were unsuccessful in raising material funding under the new Series A Offering. Through October 31, 2001, the date of the expiration of the Series A Offering, we only sold an additional 25,000 shares of Series A Preferred and raised only $21,750, net of placement fees. We attribute the lack of funding under this offering to (a) our lack of performance in manufacturing engines, (b) our inability to install an engine in a airplane and (c) the general down turn in the financial markets and the uncertainty surrounding the events of September 11, 2001. Our stock, which was approved for trading on September 21, 2001, has yet to actively trade.

     Had we been successful in meeting certain agreed-upon operating goals, including a successful installation of the Dyna-Cam Engine in an airplane, the due date of the LOC would have extended by its terms for an additional six months for no additional commitment or origination fee. We did not meet the operating goals and the LOC expired on October 31, 2001. We have been unable to pay the interest payments under the LOC since September 30, 2001. Due to lack of receipt of anticipated equity funding under the Series A Offering, we are now in default on Secured Notes issued to Aztore related to the LOC. On January 4, 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities. Aztore further formally notified us of its ability and intent to take further actions to collect its Secured Notes and related liabilities. We have reached a conceptual agreement with Aztore to cure this default as part of an overall new capitalization plan, which should also cure the SBA Loan default. However, we have not yet been able to obtain any additional funding and there is no assurance that we will ever be able to obtain the funding to formalize an agreement on the default with Aztore or cure the SBA Loan default. Inability to enter into a satisfactory agreement with Aztore or cure the SBA Loan default may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection. In either event, our ability to continue its operations will be severely impaired or may cease entirely. We are actively seeking alternatives to our financial problems, which may include the sale of the Company's business and assets or the sale of additional equity. See "POTENTIAL SALE OF BUSINESS AND ASSETS." We have not sold any securities under any new capital plan.

     For the six months through September 30, 2002, our anticipated total additional cash needs are estimated to be more than $300,000, plus an additional $100,000 estimated to cure defaults and past due indebtedness to Aztore, the SBA Loan, our facility lease and our capital lease obligations. There is no allowance in this amount for additional capital equipment, note repayments, additional working capital or to repay the Secured Notes due Aztore related to the LOC. On November 15, 2001, we sold our Cessna 337 airplane for $87,000 to obtain needed liquidity to continue operations for the near-term. Due to cash flow constraints, we have very limited potential for manufacturing and selling engines. We will have to raise additional debt or equity funding to meet this operating cash requirement and any other requirements. We believe a significant successful funding will be very difficult until we can demonstrate a successful installation of a Dyna-Cam Engine and its competitive performance. While we are seeking to acquire another airplane either for less cost or for stock, for the installation of a Dyna-Cam Engine, there is no assurance that we will be able to obtain another airplane or make a successful installation, which will make additional equity placements more difficult. Any stock sold will be at a lower price than the conversion price of the Series A Preferred stock. Accordingly, if stock is approved for sale and sold, certain anti-dilution adjustments for both outstanding Series A Preferred stock and certain shares of common stock will be required. In addition, pursuant to the LOC Rights Agreement, our Board of Directors cannot approve new equity sales or the sale of Dyna-Cam's business and assets without approval of a super majority (four out of five members) of the Board of Directors.

     CAPITAL EQUIPMENT. We believe additional equipment and square footage will be needed to allow our production to exceed five engines per month. Our estimated capital equipment expenditures to meet our goal of five engines per month is currently estimated to be approximately $160,000. In the near term, we expect to contract with third parties for certain parts production. We have no production information regarding the hours necessary to manufacture engines in any quantity and therefore there is no assurance as to the necessary capital equipment required. If we subcontract parts production, there is no assurance that we will be able to obtain credit from such vendors or be able to control the prices charged for such parts.

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

     LEGAL AND PROFESSIONAL. There will be costs estimated at approximately $200,000 through the end of our fiscal year on March 31, 2003 for continuing accounting, legal and business consulting expenses. These expenses include (a) the services of Aztore, (b) legal fees and costs related to SEC reporting and compliance requirements as a fully reporting public company, (c) ongoing auditor's fees for audit and reviews and (d) legal fees for expanded patent, trademark and intellectual property protection. Our fees in all these categories are in default. There is no assurance that we will be able to obtain future services except for cash.

POTENTIAL SALE OF BUSINESS AND ASSETS

     We are actively seeking alternatives to its financial problems. One alternative may include the sale of our business and assets. The Board of Directors is, however, restricted pursuant to the LOC Rights Agreement and cannot approve the sale of Dyna-Cam's business and assets without approval of a super majority (four out of five members) of the Board of Directors. We believe that any prospective sale of our business and assets will reflect a value equal to or greater than the current carrying value of those assets.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Public Accountants                                      27

Balance Sheet as of March 31, 2002                                            28

Statements of Operations for the fiscal years ended
  March 31, 2002 and 2001                                                     29

Statement of Stockholders' Equity (Deficit) for the fiscal
  years ended March 31, 2002 and 2001                                         30

Statements of Cash Flows for the fiscal years ended
  March 31, 2002 and 2001                                                     32

Notes to Financial Statements                                                 35

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of Dyna-Cam Engine Corporation

     We have audited the accompanying balance sheet of Dyna-Cam Engine Corporation, a development stage company, as of March 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dyna-Cam Engine Corporation as of March 31, 2002 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2002, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses for the years ended March 31, 2002 and 2001 and has negative working capital of $965,511 as of March 31, 2002. In addition, the Company has not yet obtained capital needed to achieve management's plans and support its operations and there is no assurance that the Company will be able to raise such financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ EPSTEIN, WEBER & CONOVER, P.L.C.

Scottsdale, Arizona
July 19, 2002

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                                  BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)

                                                                          March 31,
                                                                            2002
                                                                         -----------
ASSETS
Current assets:
   Cash and cash equivalents                                             $     2,390
   Prepaid expenses and deposits                                                 533
   Inventory                                                                 179,787
                                                                         -----------
         Total current assets                                                182,710

Machinery and equipment, net                                                 241,659
Patents and intellectual property rights                                          --
                                                                         -----------
                                                                         $   424,369
                                                                         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                      $    67,378
   Due to related party                                                      617,967
   Accrued compensation                                                       84,564
   Accrued interest payable                                                    5,520
   Customer deposits                                                          23,000
   Short-term borrowings                                                      30,000
   Current portion of long-term debt and capitalized lease obligations       319,692
                                                                         -----------
        Total current liabilities                                          1,148,121

Long-term debt, less current portion                                           9,643
Capitalized lease obligations, less current portion                           47,737
                                                                         -----------
        Total liabilities                                                  1,205,501
                                                                         -----------

Commitments and contingencies                                                     --
                                                                         -----------
Stockholders' deficit:
   Preferred stock - Series A; $1.00 liquidation value, authorized
     6,000,000 shares, 1,447,199 shares issued and outstanding             1,447,199
   Preferred stock - undesignated; $.001 par value, authorized
     4,000,000 shares, no shares issued and outstanding                           --
   Common stock; $.001 par value, authorized 65,000,000 shares,
     35,014,635 shares issued and outstanding                                 35,015
   Additional paid in capital                                                541,627
   Accumulated deficit                                                    (2,804,973)
                                                                         -----------
         Total stockholders' deficit                                        (781,132)
                                                                         -----------
                                                                         $   424,369
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

                                                   For the fiscal    For the fiscal    Inception to
                                                     year ended        year ended     March 31, 2002
                                                   March 31, 2002    March 31, 2001     (unaudited)
                                                   --------------    --------------     ------------
REVENUES:                                           $         --      $         --      $         --
                                                    ------------      ------------      ------------
OPERATING EXPENSES:
  Research and development                               141,172           100,751           673,295
  General and administrative                             241,750           170,816         1,191,459
  Legal and professional fees                            182,151           281,895           607,987
  Depreciation and amortization                           80,767            81,079           331,840
                                                    ------------      ------------      ------------
      Total operating expenses                           645,840           634,541         2,804,581
                                                    ------------      ------------      ------------
LOSS FROM OPERATIONS                                    (645,840)         (634,541)       (2,804,581)
                                                    ------------      ------------      ------------
OTHER INCOME (EXPENSE):
  Interest expense                                      (171,567)          (81,553)         (595,805)
  Interest income                                             87             4,545            19,157
  Grant income                                                --                --           442,295
  Other expense                                           18,152                --           (55,718)
                                                    ------------      ------------      ------------
    Total other expense                                 (153,378)          (77,008)         (190,071)
                                                    ------------      ------------      ------------
LOSS BEFORE EXTRAORDINARY ITEM                          (799,168)         (711,549)       (2,994,652)
                                                    ------------      ------------      ------------
EXTRAORDINARY ITEM:

  Debt forgiveness income, no income tax effect               --                --           189,679
                                                    ------------      ------------      ------------
NET LOSS                                            $   (799,168)     $   (711,549)     $ (2,804,973)
                                                    ============      ============      ============
NET LOSS PER COMMON SHARE:
   Basic:   Before Extraordinary Item               $     (0.026)     $     (0.020)     $     (0.096)
            Extraordinary Item                                --                --             0.006
                                                    ------------      ------------      ------------
               Total Basic                          $     (0.026)     $     (0.020)     $     (0.090)
                                                    ============      ============      ============
   Diluted: Before Extraordinary Item               $     (0.026)     $     (0.020)     $     (0.096)
            Extraordinary Item                                --                --             0.006
                                                    ------------      ------------      ------------
               Total Diluted                        $     (0.026)     $     (0.020)     $     (0.090)
                                                    ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                               35,014,635        35,014,635        31,211,900
                                                    ============      ============      ============
  Diluted                                             35,014,635        35,014,635        31,211,900
                                                    ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          (A DEVELOPMENT STAGE COMPANY)
               FOR THE FISCAL YEARS ENDED MARCH 31, 2002 AND 2001

                                                        Series A                                                            Total
                                                     Preferred stock          Common stock       Additional                 Stock-
                                                 ----------------------  ----------------------   Paid-in     Accumulated   Holders'
                                                   Number      Amount      Shares      Amount     Capital       deficit    (deficit)
                                                 ----------  ----------  ----------  ----------  ----------   ----------  ----------
December 17, 1993 (date of inception),
  initial capitalization by founders                     --  $       --  30,000,000  $   30,000  $   (2,718)  $       --  $   27,282

Shares issued under Regulation A Offering                --          --      43,161          43      94,957           --      95,000
Shares issued for cash to an individual                  --          --   1,266,823       1,267     298,733           --     300,000
Shares issued for services rendered                      --          --       2,272           2         998           --       1,000
Shares issued under Private Placement                    --          --      54,898          55     140,945           --     141,000
Shares issued for cash to an individual                  --          --     236,259         236      14,764           --      15,000
Shares issued under Private Placement                    --          --      10,374          11      27,389           --      27,400
Shares issued to principals for guarantees
  and pledge of collateral                               --          --  10,222,420      10,222      58,715           --      68,937

Shares issued for consulting services rendered           --          --   2,716,589       2,717      14,783           --      17,500
Shares issued to principals to settle
  compensation claims                                    --          --   7,950,771       7,951      44,549           --      52,500
Shares issued for Bridge Loan commitment and
  origination fee                                        --          --   3,710,361       3,710      20,790           --      24,500
Preferred stock issued to settle debt               200,000     200,000          --          --      24,725           --     224,725

                                   -CONTINUED-

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          (A DEVELOPMENT STAGE COMPANY)
               FOR THE FISCAL YEARS ENDED MARCH 31, 2002 AND 2001

                                   -CONTINUED-

                                                                                                                          Total
                                      Series A Preferred stock        Common stock         Additional      Accum-         Stock-
                                      ------------------------   -----------------------    Paid-in        ulated         Holders'
                                         Number       Amount       Shares        Amount      Capital       deficit       (deficit)
                                       ----------   ----------   -----------    --------    ---------    -----------    -----------
Recapitalization as a result of the
  acquisition of the assets of DCEC
  California                                   --           --   (21,199,293)    (21,199)      21,199             --             --
Net loss                                       --           --            --          --           --     (1,294,256)    (1,294,256)
                                       ----------   ----------   -----------    --------    ---------    -----------    -----------
Balance, March 31, 2000                   200,000      200,000    35,014,635      35,015      759,829     (1,294,256)      (299,412)

Preferred stock issued for cash         1,125,000    1,125,000            --          --     (214,952)            --        910,048

Preferred stock issued for services
  rendered                                  9,599        9,599            --          --           --             --          9,599
Preferred stock issued to settle debt      27,600       27,600            --          --           --             --         27,600
Net loss                                       --           --            --          --           --       (711,549)      (711,549)
                                       ----------   ----------   -----------    --------    ---------    -----------    -----------
Balance, March 31, 2001                 1,362,199    1,362,199    35,014,635      35,015      544,877     (2,005,805)       (63,714)

Preferred stock issued for cash            25,000       25,000            --          --       (3,250)            --         21,750
Preferred stock issued as funding
  commitment fee                           60,000       60,000            --          --           --             --         60,000
Net loss                                       --           --            --          --           --       (799,168)      (799,168)
                                       ----------   ----------   -----------    --------    ---------    -----------    -----------
Balance, March 31, 2002                 1,447,199   $1,447,199    35,014,635    $ 35,015    $ 541,627    $(2,804,973)   $  (781,132)
                                       ==========   ==========   ===========    ========    =========    ===========    ===========


   The accompanying notes are an integral part to these financial statements.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                                For the fiscal   For the fiscal   Inception to
                                                  year ended       year ended       March 31,
                                                   March 31,        March 31,         2002
                                                     2002             2001         (unaudited)
                                                   ---------        ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(799,168)       $(711,549)     $(2,804,973)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Gain on debt extinguishment                           --               --         (189,679)
    Gain on sale of airplane                         (18,152)              --          (18,152)
    Depreciation and amortization                     80,767           81,079          331,840
    Common stock issued for guarantees and
      pledge of collateral                                --               --           68,937
    Common stock issued for services rendered             --               --           18,500
    Common stock issued to settle
      compensation claims                                 --               --           52,500
    Amortization of deferred financing costs              --           24,500           24,500
    Preferred stock issued for services rendered          --            9,599            9,599
    Preferred stock issued as funding
      commitment fee                                  60,000               --           60,000
    Note payable issued for services rendered             --           69,000           69,000
    Changes in assets and liabilities:-
     (Increase) decrease in inventory                 14,785          (91,147)        (179,787)
     Increase in prepaid expenses and deposits          (533)              --             (533)
     Increase in accounts payable                     22,264           31,420           67,378
     Increase in due to related party                147,914          125,053          272,967
     Increase in interest payable                      1,425            1,331            5,520
     Increase in accrued compensation                 84,564               --           84,564
     Increase in customer deposits                     8,000               --           23,000
                                                   ---------        ---------      -----------
        Net cash used in operating activities       (398,134)        (460,714)      (2,104,819)
                                                   ---------        ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of machinery and equipment                 (7,184)        (125,552)        (470,035)
  Proceeds from sale of airplane                      87,000               --           87,000
                                                   ---------        ---------      -----------
        Net cash used in investing activities         79,816         (125,552)        (383,035)
                                                   ---------        ---------      -----------

                                   -CONTINUED-

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                                   -CONTINUED-

                                                  For the fiscal   For the fiscal   Inception to
                                                    year ended       year ended       March 31,
                                                     March 31,        March 31,         2002
                                                       2002             2001         (unaudited)
                                                    -----------      -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock, net of
    placement fees                                       21,750          910,048         931,798
  Issuance of common stock                                   --               --         605,682
  Borrowings on Line of Credit                          345,000               --         345,000
  Borrowings on notes payable                                --           31,600       1,132,237
  Repayments on notes payable                           (25,804)        (279,050)       (431,040)
  Proceeds from Bridge Loan                                  --          275,000         350,000
  Payments on Bridge Loan                                    --         (350,000)       (350,000)
  Principal repayments on capital leases                (29,192)         (26,923)        (93,433)
                                                    -----------      -----------     -----------

        Net cash provided by financing activities       311,754          560,675       2,490,244
                                                    -----------      -----------     -----------

NET (DECREASE) INCREASE IN CASH                          (6,564)         (25,591)          2,390
CASH, beginning of period                                 8,954           34,545              --
                                                    -----------      -----------     -----------
CASH, end of period                                 $     2,390      $     8,954     $     2,390
                                                    ===========      ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                             $    60,952     $    48,960
                                                    ===========      ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Preferred stock issued as funding
      commitment fee                                $    60,000      $        --     $    60,000
                                                    ===========      ===========     ===========
    Preferred stock issued upon conversion of
      debt and related accrued interest             $        --      $    27,600     $   252,325
                                                    ===========      ===========     ===========
    Machinery and equipment acquired under
      capitalized leases                            $    24,161      $        --     $   172,314
                                                    ===========      ===========     ===========
    Common stock issued for Bridge Loan
      commitment and origination fee                $        --      $        --     $    68,937
                                                    ===========      ===========     ===========

                                   -CONTINUED-

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                                   -CONTINUED-

                                                       For the fiscal   For the fiscal    Inception to
                                                         year ended       year ended        March 31,
                                                          March 31,        March 31,          2002
                                                            2002             2001          (unaudited)
                                                        -------------    -------------    -------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES (continued):
    Common stock issued for services rendered           $          --    $          --    $      18,500
                                                        =============    =============    =============
    Common stock issued to settle compensation claims   $          --    $          --    $      52,500
                                                        =============    =============    =============
    Preferred stock issued for services rendered        $          --    $       9,599    $       9,599
                                                        =============    =============    =============
    Note payable issued for services rendered           $          --    $      69,000    $      69,000
                                                        =============    =============    =============

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2002

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

The Company is developing a unique axial cam-drive, free piston, internal combustion engine. The Company intends to manufacture, market and sell the Dyna-Cam Engine, initially targeting the kitbuilt aircraft market. The Company's manufacturing facility is located in Torrance, California. In March 2002, the Company relocated its corporate headquarters to Phoenix, Arizona.

     GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company faces many operating and industry challenges. The Company intends to do business in a highly competitive industry and has incurred significant operating losses in its development stage and has had negative cash flow since incorporation in 1993. Future operating losses for the Company are anticipated and the proposed plan of operations, even if successful, may not result in cash flow sufficient to finance the initiation and potential expansion of its business. In addition, the Company has defaulted on indebtedness due to the Bank of the West, guaranteed by the Small Business Administration (the "SBA LOAN") and Aztore Holdings, Inc. ("AZTORE"). Both of these obligations are secured by a lien on all of the Company's assets. On January 4, 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities and further formally notified the Company of its ability and intent to take further actions to collect its Secured Notes and related liabilities (see Note 5). On June 10, 2002, the Bank of the West declared the SBA Loan in default and made formal demand that the SBA Loan be brought to a current status (see Note 9).

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

The Company has reached a conceptual agreement to cure Aztore's default as part of an overall new capitalization plan, which should also cure the SBA Loan default. Management's current plan is to seek additional equity financing, manufacture a very limited number of engines and perform or assist in sample engine installations in an airplane and possibly a boat or other industrial use. If the Company fails to obtain new financing, it is unlikely that it will be able to formalize an agreement on the default with Aztore or cure the SBA Loan default. Inability to cure these defaults may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection. In either event, the Company's ability to continue operations will be severely impaired or may cease entirely. The Company is actively seeking alternatives to its financial problems, which may include the sale of the Company's business and assets or the sale of additional equity.

Management believes the Company's capital restructuring and financing plans will allow the Company to obtain sufficient capital for operations and to continue as a going concern. Management believes that any prospective sale of the Company's business and assets will reflect a value equal to or greater than the current carrying value of those assets.

(2) SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and all highly liquid investments with maturity of three months or less when purchased.

     MACHINERY AND EQUIPMENT

Machinery and equipment is stated at cost. Depreciation is being provided using the straight-line method over the estimated useful lives of three to seven years. Maintenance, repairs and renewals, which do not materially add to the value of an asset or appreciably prolong its life, are charged to expense. Machinery under capital leases is amortized over the lease terms.

     INVENTORY

Inventory consists of raw materials and purchased parts used in the manufacturing of engines. The Company records its inventory at the lower of cost (first-in, first-out) or market.

                                                                      March 31,
                                                                        2002
                                                                      ---------
Raw materials and supplies                                            $ 229,787
Inventory allowance                                                     (50,000)
                                                                      ---------
                                                                      $ 179,787
                                                                      =========

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

     STOCK BASED COMPENSATION

The Company applies the provisions of Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date an option is granted only if the current market price of the underlying stock exceeds the exercise price (see Note 12).

     LOSS PER COMMON SHARE

The Company has adopted SFAS No. 128, EARNINGS PER SHARE, which supercedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. The outstanding Series A Preferred stock, which is convertible into 4,341,597 shares of common stock (see
Note 11), was not considered in the calculation of diluted EPS for the year ended March 31, 2002 because the effect of its inclusion would be antidilutive. There were no dividends declared on the Series A Preferred stock for the year ended March 31, 2002. Also, stock options outstanding to purchase 4,500,000 shares of common stock (see Note 12) and warrants outstanding to purchase 2,400,000 shares of common stock (see Note 13) were not considered in the calculation of diluted EPS for the year ended March 31, 2002 because the effect of their inclusion would be antidilutive.

The following table presents the computation of basic & diluted loss per share from continuing operations for the fiscal year ended March 31, 2002:

                                             Loss         Shares     Per share
                                          ----------    ----------   ----------
Net loss                                  $ (799,168)
Preferred stock dividend                    (141,720)
                                          ----------
Loss available to common stockholders     $ (940,888)
                                          ==========

Basic loss per share                      $ (940,888)   35,014,635   $   (0.026)
Effect of dilutive securities                    N/A
Diluted loss per share                    $ (940,888)   35,014,635   $   (0.026)

     INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that such portion of the deferred tax asset will not be realized (see Note 14).

     FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash, and obligations under accounts payable, accrued expenses, notes payable and capital lease obligations. The carrying amount of cash, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying value of notes payable approximates fair value because they contain market value interest rates and have specified repayment terms. Obligations under capital leases approximate fair value because the original balances approximated the fair value of the underlying equipment at the time the obligations were incurred. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted, net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     CONTINGENCIES

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed (see
Note 16).

     RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The Company has reviewed the provisions of the new accounting pronouncement and does not believe its adoption will have a material effect on the financial position and results of operations of the Company. However, the Company will formally analyze the carrying value of its intangible assets at least annually.

The FASB has also issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. If the Company determines that it will sell its assets as discussed in Note 16, the provisions of SFAS No. 144 will apply. As of July 19, 2002, such a decision has not been formalized with respect to a sale of the Company's business and assets.

(3) MACHINERY AND EQUIPMENT

Machinery and equipment is comprised of the following:

                                                                      March 31,
                                                                        2002
                                                                      ---------
Vehicle                                                               $  24,000
Machinery and warehouse equipment                                       393,555
Furniture and fixtures                                                   20,471
Patterns, tooling and dies                                              134,021
                                                                      ---------
                                                                        572,047
Less: Accumulated depreciation                                         (330,388)
                                                                      ---------
                                                                      $ 241,659
                                                                      =========

Depreciation expense for the fiscal year ended March 31, 2002 was $80,767.

(4) PATENTS AND INTELLECTUAL PROPERTY RIGHTS

The original developer of the Dyna-Cam Engine design patented certain key components of the Dyna-Cam Engine and this patent has expired. Dennis C. Palmer, an officer and director of the Company, patented certain aspects of the current version of the Dyna-Cam Engine in the United States in 1985. The Company owns this U.S. Patent (no. 4,492,188) and all related intellectual property rights with respect to these aspects of the engine's design. This patent will expire in January 2003. During fiscal 2001, the Company submitted a new patent application for additional improvements made to the Dyna-Cam Engine since the original patents were obtained.

The Company has also developed manufacturing processes and component designs that it considers "TRADE SECRETS," and that it believes would make the engine difficult to produce by other manufacturers. As research and development continues to advance the Dyna-Cam Engine design, new features and their related trade secrets and patentable nature will be pursued to provide additional barriers to entry for the competition. The Company has agreements with its officers and key employees that any new features, trade secrets and patents developed in the future are owned exclusively by the Company.

No value has been given to patent and intellectual property rights on the accompanying balance sheet. There has been no recognized impairment loss on any intangible assets. All expenditures for patents and intellectual property rights are expensed as incurred and accordingly none have been capitalized.

(5) DUE TO RELATED PARTY

Due to related party consists of amounts due to Aztore (see Note 15) as follows:

                                                                      March 31,
                                                                        2002
                                                                      ---------
Secured Notes (see Note 6)                                            $ 345,000
Accrued interest on Secured Notes                                        34,971
Consulting fees                                                         202,225
Accrued interest on unpaid consulting fees                               33,545
Out-of-pocket expenses                                                    2,226
                                                                      ---------
                                                                      $ 617,967
                                                                      =========

The Secured Notes were issued under the line of credit agreement (the "LOC") with Aztore, entered into as of April 30, 2001 (see Note 6).

The consulting fees due to Aztore arise from a Capital Advisory and Financial Consulting Agreement dated March 31, 2000, pursuant to which Aztore provides financial consulting services. Consulting fees expensed for the year ended March 31, 2002 were $90,000 and $202,225 of consulting fees were due to Aztore as of March 31, 2002. Aztore's fixed monthly fee for their services has been $10,000 since July 2001.

Interest accrues at 1.5% per month on the unpaid balance of Aztore's consulting fees. Interest expense on the consulting fees for the year ended March 31, 2002 was $25,616 and a total of $33,545 of accrued interest was due as of March 31, 2002.

(6) LINE OF CREDIT BORROWINGS FROM RELATED PARTY

Effective April 30, 2001, the Company entered into the LOC with Aztore. The LOC provided for borrowings of up to $400,000 and was secured by a lien on all Company assets. The LOC expired on October 31, 2001. As of March 31, 2002, the Company had borrowed $345,000 under the LOC. Interest accrued and was payable monthly on advances under the LOC at 12% per annum. Interest expense on the

Secured Notes for the year ended March 31, 2002 totaled $41,720. No interest has been paid since August 2001 and a total of $34,971 of accrued interest is due to Aztore as of March 31, 2002. The Secured Notes are convertible at Aztore's option into Series A preferred stock at $1.00 per share.

Since October 31, 2001, the Secured Notes have been in default and accrue interest at a default rate equal to 8% above the "prime rate." On January 4, 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities. Aztore further formally notified the Company of its ability and intent to take further actions to collect its Secured Notes and related liabilities. The Company and Aztore reached a conceptual agreement to cure this default as part of an overall new capitalization plan, which should also cure the SBA Loan default. However, there is no assurance that the Company will be able to obtain the funding to formalize an agreement on the default with Aztore or cure the SBA Loan default. Inability to enter into a satisfactory agreement with Aztore or cure the SBA Loan default may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection. In either event, the ability of the Company to continue its operations will be severely impaired or may cease entirely. The Company is actively seeking alternatives to its financial problems, which may include the sale of the Company's business and assets or the sale of additional equity.

The Company issued 60,000 shares of Series A Preferred stock in April 2001 as a commitment and origination fee for the LOC. The Company recorded deferred financing costs of $60,000 ($1.00 per share) and amortized these deferred costs and recorded additional interest expense monthly over the term of the LOC, which expired on October 31, 2001.

(7) ACCRUED COMPENSATION

Unpaid compensation is due to Mr. Palmer, Patricia J. Wilks and Jack E. Dahl. The Company continues to accrue any unpaid salary, which totals $84,564 as of March 31, 2002. Mr. Palmer and Ms. Wilks have not been paid since September 2001. The non-payment may expose the Company to claims by Mr. Palmer and Ms. Wilks under their employment agreements. On March 19, 2002, the employment of Ms. Wilks was terminated for cause (see Note 16).

(8) SHORT-TERM BORROWINGS

Short-term borrowings as of March 31, 2002 consists of a note payable to an individual, bearing interest at 1% per month, with interest payments due monthly. The principal balance was originally due May 24, 2001 and is now due on demand. Mr. Palmer and Ms. Wilks have pledged their common stock to this individual as collateral.

(9) LONG-TERM DEBT

Long-term debt consists of the following:

                                                                      March 31,
                                                                        2002
                                                                      ---------
Note payable to Bank of the West, interest at prime plus 2.75%
  (7.50% as of March 31, 2002) per annum, monthly payments of
  $4,728, due November 24, 2008. Guaranteed by the SBA and
  personally by Mr. Palmer, Ms. Wilks and two other individuals       $ 282,430

Note payable to finance company, interest at 12.9% per annum, monthly payments of $492, due April 7, 2005. Collateralized
  by a vehicle. Guaranteed by Mr. Palmer                                 15,763
                                                                      ---------
                                                                        298,193
Less: Current portion                                                  (288,550)
                                                                      ---------
                                                                      $   9,643
                                                                      =========

The SBA Loan payment has not been made since February 2002 and the Bank of the West has declared the SBA Loan in default and made formal demand that the SBA Loan be brought to a current status. If the SBA attempts to aggressively pursue action against the Company to collect and if the Company is unable to cure the SBA Loan default, actions against the Company may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection. No further action has been taken as of July 19, 2002. Because the SBA Loan is in default, the entire balance is shown as a current liability as of March 31, 2002.

Subsequent to March 31, 2002, the Company paid off the vehicle note payable by borrowing money on a credit card line with interest and terms more favorable to the Company. Mr. Palmer subsequently paid off this credit card and the Company has recorded this payment as a short-term unsecured loan due to Mr. Palmer.

(10) LEASE OBLIGATIONS

     OPERATING LEASE

The Company leases its manufacturing facility on a month to month basis. Rent expense under this lease was $33,600 for each of the two years ended March 31, 2002 and 2001. The monthly lease payment has not been made since February 2002 and this lease is in default. If the landlord attempts to aggressively pursue action against the Company to collect and if the Company is unable to cure the default, actions against the Company may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection.

     CAPITAL LEASES

The Company leases certain equipment under a capital leases that expire through 2007. Minimum required lease payments under the lease agreements for the years ending March 31, are as follows:

Year ending March 31,
   2003                                                               $  38,003
   2004                                                                  33,270
   2005                                                                   7,934
   2006                                                                   6,400
   2007                                                                   2,133
                                                                      ---------
                                                                         87,740
Less: Amount representing interest                                       (8,861)
                                                                      ---------
         Present value of minimum lease payments                         78,879
Less: Current portion                                                   (31,142)
                                                                      ---------
                                                                      $  47,737
                                                                      =========

All three of the Company's capital leases have been declared in default and the lessors have made formal demand that the lease payments be brought to a current status. Inability to cure these defaults may result in foreclosure or sale by the lessor of the equipment secured by the respective leases and litigation proceedings related to the lessors' collection, foreclosure or sale activities.

Equipment under capital leases, included in machinery and equipment as of March 31, 2002, is as follows:

Machinery and equipment                                               $ 172,314
Less: Accumulated amortization                                          (75,270)
                                                                      ---------
                                                                      $  97,044
                                                                      =========

(11) SHAREHOLDERS' EQUITY

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

     SERIES A PREFERRED STOCK

The Series A Preferred stock has a $1.00 per share liquidation preference and a 10% cumulative dividend. Each share of the Series A Preferred stock is convertible at a conversion price of $.333 (or equivalent to three shares of common stock). Shares of Series A Preferred stock may be converted at any time at the election of the holder and will automatically convert upon the Company's common stock trading at $1.00 or greater for 60 consecutive trading days on an established market. Shares may be redeemed by the Company at an amount equal to their liquidation preference upon 30-day notice to the holders.

The Series A Preferred stock provides for dividends at the rate of $0.10 per share per annum (10% of the liquidation preference amount), pro rated for the period the shares are actually outstanding. Dividends are cumulative and are accrued and become payable only when declared by the Board of Directors. Dividends automatically accrue upon conversion of the Series A Preferred stock and are to be paid in shares of common stock at the conversion value then in effect for the Series A Preferred stock. The Board of Directors has declared no dividends. If cash dividends were to be paid, the Series A Preferred stock would have preference in payment of dividends over the common stock and any other series of preferred stock later designated. Undeclared cumulative dividends as of March 31, 2002 for the Series A Preferred stock totaled $225,815.

Other attributes of the Series A Preferred stock are priority of class, liquidation preference, anti-dilution protection and adjustment, right of first refusal to the holders, and voting rights on an as converted basis. The Series A Preferred stock is senior to all other capital stock of the Company. In the event of liquidation, the holders of Series A Preferred stock will be entitled to be paid an amount in cash equal to the liquidation preference amount plus any accrued dividends, before any other payment or distribution is made. The Series A Preferred stock is protected from a dilutive issuance of additional shares of stock at a per share less than the conversion price at the date of such new issuance. Each holder of the Series A Preferred stock shall be given the first right to purchase their pro rata portion of any equity securities offered by the Company (except for shares offered under the Company's Equity Incentive Plan) on the same terms and conditions as the Company offers to other investors. Each share of Series A Preferred stock votes with the shares of common stock as a single class on all matters except for matters that affect the rights of the Series A Preferred stock, in which case the Series A Preferred stock votes separately as a single class.

     CHANGES IN VOTING RIGHTS

On April 30, 2001 and concurrent with the execution of the LOC, Mr. Palmer and Ms. Wilks, as the Company's majority common shareholders, Aztore and the Company entered into a rights agreement (the "LOC RIGHTS AGREEMENT"). The LOC Rights Agreement limits the Board of Directors to five members and gives Aztore the right to appoint a majority of the members of the Board of Directors for so long as any monetary obligation is outstanding related to the LOC. Upon all monetary obligations related to the LOC being satisfied, a majority of the holders of the Series A Preferred stock shall then have the right to designate a majority of the members of the Board of Directors. In either event, a super majority vote (four out of five members) of the Board of Directors is required to sell substantially all of the Company's business and assets, authorize the sale of additional equity or modify the exercise prices of the outstanding warrants.

(12) STOCK OPTIONS

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

Under the provisions of SFAS No. 123, there are 1,933,333 fully vested options and 2,566,667 proportionately vested options for the year ended March 31, 2002 used to determine net earnings and earnings per share on a pro forma basis. The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions for year ended March 31, 2002:

          Dividend yield                               None
          Volatility                                   N/A
          Risk free interest rate                      6.00%
          Expected asset life                          10 years

Using the minimum value method, the result is that there is no value to assign to the options granted in the year ended March 31, 2002, because the present value of the exercise price exceeds the value of the underlying shares at the date of grant. Therefore, the vesting of 1,133,333 options during the year ended March 31, 2002, would result in no proforma effect on the net loss for the year ended March 31, 2002.

A summary of stock option activity for the year ended March 31, 2002 is shown in the following table:

                                                                     Weighted
                                                                      Average
                                                      Number      Exercise Price
                                                    ----------    --------------
Options outstanding, March 31, 2000                  4,000,000        $0.30
   Granted                                                  --
   Exercised                                                --
   Forfeited                                                --
                                                    ----------
Options outstanding, March 31, 2001                  4,000,000        $0.30

(continued)                                                          Weighted
                                                                      Average
                                                      Number      Exercise Price
                                                    ----------    --------------
   Granted                                             500,000        $0.30
   Exercised                                                --
   Forfeited                                                --
                                                    ----------
Options outstanding, March 31, 2002                  4,500,000        $0.30
                                                    ==========

Options available for grant as of March 31, 2002     1,500,000
                                                    ==========

Options exercisable as of March 31, 2002             1,933,333        $0.30
                                                    ==========

On April 20, 2001, the Board of Directors elected Mr. Dahl as President and Chief Operating Officer of the Company. Mr. Dahl replaced Ms. Wilks, who resigned as President. As part of Mr. Dahl's employment agreement, he was granted options to purchase 500,000 shares of common stock at $.30 per share. Mr. Dahl's stock options vested equally over the next six fiscal quarters starting on June 30, 2001.

(13) COMMON STOCK WARRANTS

The Company has six series of common stock purchase warrants, with 400,000 warrants outstanding in each series. Each warrant provides for the purchase of one share of common stock. Each warrant is callable by the Company for a price of $.0001 per warrant at any time. A summary of warrants outstanding as of March 31, 2002 follows:

                                            A & B            C & D          E & F
                                           Warrants         Warrants       Warrants
                                         -------------   -------------   -------------
Warrants outstanding, March 31, 2000           800,000         800,000         800,000
  Granted                                           --              --              --
  Exercised                                         --              --              --
  Forfeited                                         --              --              --
                                         -------------   -------------   -------------
Warrants outstanding, March 31, 2001           800,000         800,000         800,000
  Granted                                           --              --              --
  Exercised                                         --              --              --
  Forfeited                                         --              --              --
                                         -------------   -------------   -------------
Warrants outstanding, March 31, 2002           800,000         800,000         800,000
                                         =============   =============   =============

Exercise price                           $        2.00   $        4.00   $        6.00
                                         =============   =============   =============

Expiration date                          JUNE 30, 2003   JUNE 30, 2003   JUNE 30, 2003
                                         =============   =============   =============

     SELLING AGENT WARRANTS

In connection with the Series A Offering, Sunset Financial Services, Inc. ("SUNSET"), which acted as the Selling Agent for the Company's offering, was granted warrants to purchase shares of common stock at an exercise price of $.67 per share (the "SELLING AGENT WARRANTS"). Selling Agent Warrants are issued pro rata as closings occur at a rate of 10% to 15% of the common shares underlying the Series A Preferred stock sold in the offering, depending on the aggregate Series A Preferred shares sold. Selling Agent Warrants expire three years from the date of grant. A total of 345,000 Selling Agent Warrants are outstanding as of March 31, 2002.

(14) INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There is no significant income tax effect reflected in the accompanying financial statements. The acquisition of the assets of DCEC California was effective on March 31, 2000, the last day of the Company's fiscal year. The acquisition was recorded as an asset purchase. Therefore, any tax effect of the historical operations of DCEC California, including the tax benefit of net operating loss carryforwards, remained with the previous corporate entity and does not transfer to the new operations. TSIH had no material tax assets or liabilities prior to the acquisition.

A deferred tax liability of $17,100 existed as of March 31, 2002, pertaining to differences in book and tax bases of equipment. Deferred tax assets totaling $1,093,000 as of March 31, 2002 were offset by the $17,100 deferred income tax liability and a valuation allowance of $1,076,000. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $1,076,000 of the net deferred income tax asset. The valuation allowance was increased by $318,000 during the fiscal year ended March 31, 2002. The balance of the deferred tax asset relates to differences in book and tax accounting relative to inventory. The Company has federal and state net operating loss carryforwards of approximately $2,692,000 as of March 31, 2002. The federal net operating loss carryforwards expire in 2010 through 2021 and state loss carryforwards expire in 2002 through 2005.

Income taxes for years ended March 31 were as follows:

                                                      2002              2001
                                                    ---------         ---------
Current benefit                                     $ 312,701         $ 289,309
Deferred benefit (provision)                         (312,701)         (289,309)
                                                    ---------         ---------
          Net income tax provision                  $      --         $      --
                                                    =========         =========

The following table presents the differences between the effective and statutory income tax rates for the year ended March 31, 2002.

                                                                          %
                                                    ---------         ---------
Federal                                             $(271,660)              (34)
State                                                 (47,940)               (6)
Change in valuation allowance                         318,000                40
Other                                                   1,600                --
                                                    ---------         ---------
                                                    $      --                --
                                                    =========         =========

(15) RELATED PARTY TRANSACTIONS

     AZTORE HOLDINGS, INC.

Aztore is a Phoenix, Arizona-based, investment and consulting company that holds various interests in companies and provides corporate restructuring and consulting services. Michael S. Williams and Lanny R. Lang, officers and directors of the Company, are also officers and directors of Aztore. As of March 31, 2002, Aztore directly owns 12.2% of the Company's common stock. The Company engaged Aztore to provide investment banking and financial consulting services (see Note 5).

The Company has defaulted on Secured Notes due Aztore related to the LOC (see
Note 6). On January 4, 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities and further formally notified the Company of its ability and intent to take further actions to collect its Secured Notes and related liabilities. If the Company fails to obtain new financing, it is unlikely that it will be able to formalize an agreement on the default with Aztore or cure the SBA Loan default. Inability to cure these defaults may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection. In either event, the Company's ability to continue operations will be severely impaired or may cease entirely.

     CHASSEUR HOLDINGS, INC.

Chasseur Holdings, Inc. ("CHASSEUR") was the largest shareholder of TSIH prior to the acquisition of the assets of DCEC California. Chasseur's business is similar to Aztore's. Aztore controls Chasseur. Mr. Williams and Mr. Lang, officers and directors of the Company, are also officers and directors of Chasseur, as well as Aztore. As of March 31, 2002, Chasseur directly owns 5.7% of the Company's common stock outstanding.

On March 31, 2000, the Company entered into an "Existing Shareholder Rights Agreement," wherein the shareholders of TSIH, including Chasseur, were granted anti-dilution and certain other rights. Pursuant to this Existing Shareholder Rights Agreement, if the Company's total cumulative revenues through March 31, 2002 do not equal two times the liquidation value of the outstanding Series A Preferred stock, Aztore, as agent for these shareholders, will have the right to remove and appoint one member of the Board of Directors elected by the common stock shareholders. On March 22, 2002, after the resignation of a director, Aztore appointed a third member of the Company's Board of Directors pursuant to this agreement. If total cumulative revenues earned through March 31, 2003 do not equal six times the liquidation value of the outstanding Series A Preferred stock, Aztore will have the right to remove and appoint all members of the Board of Directors elected by the common shareholders.

Pursuant to the LOC Rights Agreement, the Board of Directors cannot approve new equity sales or the sale of the Company's business and assets without approval of a super majority (four out of five members) of the Board of Directors (see
Note 11).

(16) COMMITMENTS AND CONTINGENCIES

In the normal course of its business, the Company may be subject to certain contractual obligations and litigation. In management's opinion, upon consultation with legal counsel, there is no current litigation that will materially affect the Company's financial position or results of operations.

     DEFAULTS ON INDEBTEDNESS AND LEASES

On January 4, 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities and further formally notified the Company of its ability and intent to take further actions to collect its Secured Notes and related liabilities (see Note 6). Due to cash flow constraints, the SBA Loan payment has not been made since February 2002. On June 10, 2002, the Bank of the West declared the SBA Loan in default and made formal demand that the SBA Loan be brought to a current status (see Note 9). The monthly lease payment on the Company's manufacturing facility has not been made since February 2002 and this lease is in default. In addition, all three of the Company's capital leases have been declared in default and the lessors have made formal demand that the lease payments be brought to a current status (see Note 10).

If Aztore, the SBA or the landlord attempts to aggressively pursue action against the Company to collect and if the Company is unable to cure these defaults, actions against the Company may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection. Inability to cure the capital lease defaults may result in foreclosure or sale by the lessor of the equipment secured by the respective leases and litigation proceedings related to the lessors' collection, foreclosure or sale activities.

     POTENTIAL SALE OF THE COMPANY'S ASSETS

The Company is actively seeking alternatives to its financial problems. One alternative may include the sale of the Company's business and assets. The Board of Directors is restricted pursuant to the LOC Rights Agreement and cannot approve the sale of the Company's business and assets without approval of a super majority (four out of five members) of the Board of Directors (see Note
11). Management believes that any prospective sale of the Company's business and assets will reflect a value equal to or greater than the current carrying value of those assets.

     EMPLOYMENT COMMITMENTS

     On March 31, 2000, the Company executed five-year employment contracts with Mr. Palmer and Ms. Wilks. These employment contracts require exclusive service to the Company in exchange for minimum annual salaries of $60,000 each during the term of the contracts. The aggregate commitment under these employment contracts as of March 31, 2002 was $180,000. The employment contracts provide for discretionary bonuses determined by the Board of Directors and contain customary non-compete covenants and the assignment of any new features, trade secrets and patents developed in the future to the Company. Unpaid compensation is due to Mr. Palmer, Ms. Wilks and Mr. Dahl. Mr. Palmer and Ms. Wilks have not been paid since September 2001. The non-payment may expose the Company to claims by Mr. Palmer and Ms. Wilks under their employment agreements (see Note 7).

     TERMINATION OF MS. WILKS

On March 19, 2002, the employment of Ms. Wilks was terminated for cause. The Company is in the process of negotiating and documenting the terms of her termination. While the Company believes it has no further commitment under her employment contract, the maximum exposure could be up to $180,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Dyna-Cam has not changed or had any disagreements with its independent auditor. On January 1, 2002, Weber & Company, P.C. changed its corporate name to Epstein, Weber & Conover, P.L.C.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

            NAME                    AGE                POSITION
            ----                    ---                --------
DIRECTORS AND EXECUTIVE OFFICERS:
Michael S. Williams                  55    Chief Executive Officer and Director

Jack E. Dahl                         69    President and Chief Operating Officer

Dennis C. Palmer                     52    Executive Vice President and Chief
                                           Engineer

Lanny R. Lang                        44    Secretary, Treasurer and Director

Danny R. Hyde                        45    Director

CONTROL PERSONS:
Patricia J. Wilks                    59    President, Palmer Holdings, Ltd.

     MICHAEL S. WILLIAMS. Mr. Williams has been the Chief Executive Officer since March 22, 2002. Mr. Williams served as Chairman of the Board from March 31, 2000 to April 20, 2001, at which time Patricia J. Wilks became Chairman. Mr. Williams was again appointed Chairman on March 22, 2002. Previously, Mr. Williams was the President and a director of TSIH (prior to its name change to Dyna-Cam) from its incorporation in June 1999 until March 31, 2000 when he resigned as President. Since 1995, Mr. Williams has been the Chief Executive Officer and Chief Portfolio Officer of Aztore Holdings, Inc., a Phoenix, Arizona-based investment and management consulting company. He devotes full-time to Aztore's affairs and portfolio companies. Since 1999, Mr. Williams has also been the Chief Executive Officer and Chief Portfolio Officer of Chasseur Holdings, Inc., a company similar to Aztore. From November 1993 to December 1995, Mr. Williams formed and was a Managing Director of Bulldog Investment Company, L.L.C., a private investment company with a business plan similar to Aztore's. From November 1990 to November 1993, Mr. Williams was the sole principal in Bucher & Williams, a private investment and consulting company. Mr. Williams has an MBA degree in Strategic Planning and Corporate Finance from the

Wharton Graduate School of the University of Pennsylvania in 1974 and a Bachelor of Arts degree in both History and Political Science from Pennsylvania State University in 1969.

     Aztore and Chasseur are in the business of corporate restructuring and providing consulting and investments to companies in distressed financial situations, including companies in Chapter 11 bankruptcy. Aztore has been active in this business since its inception. Mr. Williams is often appointed to officer and/or director positions of these companies either before, during or after Chapter 11 bankruptcy proceedings. After the companies are stabilized and emerge from bankruptcy, Mr. Williams may continue to serve or may resign from these capacities. Any capacities served by Mr. Williams is as part of his Aztore employment and not personally.

     JACK E. DAHL. Mr. Dahl has been the President and Chief Operating Officer of Dyna-Cam since April 20, 2001. Since August 9, 2002, Mr. Dahl has been a director of Dyna-Cam, replacing Ms. Wilks who voluntarily resigned from the Board of Directors on August 8, 2002. Mr. Dahl was previously a director of Dyna-Cam from November 3, 2000 until January 11, 2002. Since 1994, Mr. Dahl has been the Chief Financial Officer and a director of Genetec Inc., an emerging power plant technology company. Between 1990 and April 2000, he worked with Veritec Inc., first as a consultant. In October 1995, Veritec was petitioned into an involuntary bankruptcy proceeding and Mr. Dahl was hired as the President and Chief Executive Officer of Veritec. Veritec's final decree was granted in October 1999. Mr. Dahl continued as a consultant to Veritec until April 2000. From 1984 to 1989, Mr. Dahl was the President, Chief Executive Officer and a director of U.S. Pump & Turbine Company. Earlier in his career, Mr. Dahl served in executive officer and director positions with the following companies; Elixir Industries, Inc., Energy Systems International, Inc., E&S Management Company, Carolina International, Inc., City Investing Company, Guerdon Industries, Inc., Alma Plastics Company, Lichter Duo Rest, R.C. Allen, Fleetwood Enterprises, Inc., Westbridge Research Products and Sytar International, Inc. Mr. Dahl started his career as an auditor with Arthur Andersen. Mr. Dahl received his BS degree in Accounting from the University of Utah.

     DENNIS C. PALMER. Mr. Palmer has been the Executive Vice President and Chief Engineer of Dyna-Cam since March 31, 2000 and served in similar positions with DCEC California, our predecessor, since its incorporation in December 1993. Mr. Palmer was also a director of Dyna-Cam from March 31, 2000 until August 8, 2002, when he voluntarily resigned. He, along with Ms. Wilks, co-founded the Palmer Group Partnership in 1987, which became DCEC California in 1993. From 1987 until 1990, Mr. Palmer was the Sales Engineer for Petrolane (Propane Gas Systems) where he specialized in truck and automotive conversions from gas and diesel to propane fuel. From 1985 until 1987, Mr. Palmer was a Territory Sales Manager for Detroit Diesel Engines, a major manufacturer and distributor of engines and engine parts. At Detroit Diesel, he set up dealerships, distributors and sold engines to trucking and bus companies on a direct basis. From 1973 to 1983, Mr. Palmer held engineering and technical sales positions with ITT and Plast-O-Matic and became Western Regional Manager for Hayward Industries, an industrial valve and piping company with responsibilities over eleven western states. Mr. Palmer received a Bachelor of Science Degree in Mechanical Engineering from California Polytechnic University at Pomona in 1973 with an emphasis in internal combustion engines. Mr. Palmer is a member of the Society of Automotive Engineers, an organization devoted to engine design and development. Dennis C. Palmer is the brother of Patricia J. Wilks.

     LANNY R. LANG. Mr. Lang has been the Secretary since March 31, 2000, Treasurer since March 22, 2002 and a director since January 11, 2001. Previously, Mr. Lang has been a director and Secretary of TSIH (prior to its name change to Dyna-Cam) from its formation until the DCEC California transaction effective March 31, 2001 when he resigned as a director and Treasurer. Since 1995, Mr. Lang has been the Chief Financial Officer, Secretary and Treasurer of Aztore. He devotes full-time to Aztore's affairs and portfolio companies. Since 1999, Mr. Lang has also been the Chief Financial Officer, Secretary and Treasurer of Chasseur Holdings, Inc., a company similar to Aztore. From November 1991 to December 1995, Mr. Lang, along with Mr. Williams, formed and was a Managing Director of Bulldog Investment Company, LLC, a private investment company with a business plan similar to Aztore's. From November 1991 to November 1993, Mr. Lang was the sole principal of Lang Financial Services, Inc., a private investment and consulting company. From 1980 to 1985, Mr. Lang was employed in the Audit Department of Price Waterhouse in Minneapolis, Minnesota. Mr. Lang received a BA degree in Accounting from the University of Northern Iowa.

     Aztore and Chasseur are in the business of corporate restructuring and providing consulting and investments to companies in distressed financial situations, including companies in Chapter 11 bankruptcy. Aztore has been active in this business since its inception. Mr. Lang is often appointed to officer and/or director positions of these companies either before, during or after Chapter 11 bankruptcy proceedings. After the companies are stabilized and emerge from bankruptcy, Mr. Lang may continue to serve or may resign from these capacities. Any capacities served by Mr. Lang is as part of his Aztore employment and not personally.

     DANNY R. HYDE. Mr. Hyde has been a director since March 22, 2002. Since 1998 to present, Mr. Hyde has been the Chief Executive Officer, President and a director of D-Bar Capital Corp., Abilene, Texas, a management and investment company ("D-BAR"). Mr. Hyde devotes full time to D-Bar or its Portfolio Companies. D-Bar was the successor to Dynamicorp, which filed Chapter 11 in April 1995. Mr. Hyde acquired control of Dynamicorp as part of its reorganization plan approved by the bankruptcy court in 1998. As part of this reorganization One Epoch Energy, Inc., D-Bar Leasing, Inc. and D-Bar Realty, Inc., all became subsidiaries of Dynamicorp, which was renamed D-Bar Capital Corp. From 1986 to present, Mr. Hyde has been the President and a director of One Epoch Energy, Inc. and from 1987 to present, the President and a director of D-Bar Leasing, Inc. and D-Bar Realty, Inc., all in Abilene, Texas. Mr. Hyde has been engaged in the oil and gas business since 1975 in various capacities, including general partner of oil and gas exploration and production syndications. Mr. Hyde serves on the Board of Directors of most D-Bar Portfolio Companies and is also the Chairman of XRMI, Inc., d/b/a Emerald Powerboats that is controlled by Aztore. Mr. Hyde is on the Executive Board of Directors of the West Texas Rehabilitation Center and the Pastoral Care and Counseling Center and has been active in fund raising for these and other community activities. In 1999, Mr. Hyde was appointed to the Head of Small Businesses Committee for the State of Texas by the now Governor, Rick Perry. Mr. Hyde holds a private pilot's license.

     D-Bar is in the business of corporate restructuring and providing consulting and investments to companies in distressed financial situations, including companies in Chapter 11 bankruptcy. D-Bar has been active in this business since its inception. Mr. Hyde is often appointed to officer and/or director positions of these companies either before, during or after Chapter 11 bankruptcy proceedings. After the companies are stabilized and emerge from bankruptcy, Mr. Hyde may continue to serve or may resign from these capacities. Any capacities served by Mr. Hyde is as part of his Aztore employment and not personally.

     PATRICIA J. WILKS. Ms. Wilks is currently the President of Palmer Holdings, Ltd. ("PHL"), Dyna-Cam's majority common shareholder. Ms. Wilks was a director of Dyna-Cam from March 31, 2002, was appointed Chairman of the Board on April 20, 2001 until March 22, 2002 and remained a director until August 8, 2002, when she voluntarily resigned. From March 31, 2000 to April 20, 2001, Ms. Wilks was the President of Dyna-Cam, at which time Mr. Dahl became President and she became Chairman. On March 19, 2002, Ms. Wilks employment was terminated for cause. Ms. Wilks served in as President of DCEC California, our predecessor, since its incorporation in December 1993. Ms. Wilks co-founded the Palmer Group Partnership in 1987, which became DCEC California in 1993. From 1970 to 1985, Ms. Wilks held positions at Rockwell International Space, Vomar Products, and Electronic Memories Systems and was involved in office management, engineering, sales, marketing and industrial development. Ms. Wilks is a licensed pilot and has had experience in the aircraft engine industry and the Dyna-Cam Engine project since 1980. Ms. Wilks graduated from California State University, Los Angeles in 1969 with a Bachelor of Arts degree in Art and Graphics Design. Patricia J. Wilks is the sister of Dennis C. Palmer.

Although PHL is Dyna-Cam's majority common shareholder, Aztore votes the shares held by PHL pursuant to the LOC Rights Agreement discussed below.

CONTROL OF THE BOARD OF DIRECTORS UNDER LOC RIGHTS AGREEMENT

     On April 30, 2001 and concurrent with the execution of the LOC, Mr. Palmer and Ms. Wilks, as Dyna-Cam's majority common shareholders, Aztore and Dyna-Cam entered into an "LOC Rights Agreement." The LOC Rights Agreement limits the Board of Directors to five members and gives Aztore the right to appoint a majority of the members of the Board of Directors for so long as any monetary obligation is outstanding related to the LOC. Upon all monetary obligations related to the LOC being satisfied, a majority of the holders of the Series A Preferred stock shall then have the right to designate a majority of the members of the Board of Directors. In either event, a super majority vote (four out of five members) of the Board of Directors is required to sell substantially all of Dyna-Cam's business and assets, authorize the sale of additional equity or modify the exercise prices of the outstanding warrants.

ANTI-DILUTION RIGHTS OF FORMER TSIH SHAREHOLDERS

     On March 31, 2000, Dyna-Cam entered into an "Existing Shareholder Rights Agreement," wherein the shareholders of TSIH, including Chasseur, were granted anti-dilution and certain other rights. Pursuant to this Existing Shareholder Rights Agreement, if the Company's total cumulative revenues through March 31, 2002 do not equal two times the liquidation value of the outstanding Series A Preferred stock, Aztore, as agent for these shareholders, will have the right to remove and appoint one member of the Board of Directors elected by the common stock shareholders. On March 22, 2002, after the resignation of a director, Aztore appointed a third member of Dyna-Cam's Board of Directors pursuant to this agreement. If total cumulative revenues earned through March 31, 2003 do not equal six times the liquidation value of the outstanding Series A Preferred stock, Aztore will have the right to remove and appoint all members of the Board of Directors elected by the common shareholders.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based on a review of Section 16(a) reports furnished to Dyna-Cam, no deliquencies in filing Section 16(a) reports by our officers, directors or control persons occured in the fiscal year ended March 31, 2002.


ITEM 10. EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for the fiscal years ended March 31, 2002, 2001 and 2000 for the officers and directors of Dyna-Cam. No person received salary or bonus in excess of $100,000 for any of these fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                               Long-term
                                        Annual compensation                  compensation
                             ----------------------------------------      ----------------
                             Fiscal year
       Name and                 ended                       Other           Stock options
  Principal position          March 31,      Salary      compensation      Granted (shares)
  ------------------          ---------     --------     ------------      ----------------
Jack E. Dahl, President         2002        $ 60,000             --              500,000
  and Chief Operating           2001              --             --                   --
  Officer(2)(3)                 2000              --             --                   --

Dennis C. Palmer,               2002        $ 60,000             --                   --
  Executive Vice President      2001        $ 60,000             --                   --
  and Chief Engineer(3)         2000              --       $ 27,500(1)         2,000,000

Patricia J. Wilks(3)(4)         2002        $ 60,000             --                   --
                                2001        $ 60,000             --                   --
                                2000              --       $ 25,000(1)         2,000,000

(1) MS. WILKS AND MR. PALMER WERE ISSUED 3,786,082 AND 4,164,689 SHARES OF COMMON STOCK, RESPECTIVELY, TO SETTLE COMPENSATION CLAIMS EFFECTIVE MARCH 1, 2000. THE SHARES WERE ISSUED AT A VALUE OF APPROXIMATELY $0.0067 PER SHARE AND A TOTAL OF $52,500 WAS CHARGED TO COMPENSATION FOR THE YEAR ENDED MARCH 31, 2000. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(2) ON APRIL 20, 2001, THE BOARD OF DIRECTORS ELECTED JACK E. DAHL AS PRESIDENT AND CHIEF OPERATING OFFICER. MR. DAHL WILL BE COMPENSATED AT THE RATE OF $5,000 PER MONTH FOR A MINIMUM OF 100 HOURS OF SERVICE PER MONTH. MR. DAHL WAS GRANTED 500,000 OPTIONS WITH AN EXERCISE PRICE OF $.30 PER SHARE, VESTING EQUALLY OVER THE NEXT SIX FISCAL QUARTERS STARTING ON JUNE 30, 2001.

(3) UNPAID COMPENSATION IS DUE TO MR. PALMER, MR. DAHL AND MS. WILKS. MR. PALMER AND MS. WILKS HAVE NOT BEEN PAID SINCE SEPTEMBER 2001.

(4) ON MARCH 19, 2002, THE EMPLOYMENT OF PATRICIA J. WILKS WAS TERMINATED FOR CAUSE.

OPTION GRANTS

     On April 20, 2001, the Board of Directors elected Jack E. Dahl as President and Chief Operating Officer. Mr. Dahl was granted 500,000 options with an exercise price of $.30 per share, vesting equally over the next six fiscal quarters starting on June 30, 2001

OPTION EXERCISES AND VALUES

     The following table sets forth information regarding the exercise and values of options held by executive officers as of March 31, 2002.

                          AGGREGATE OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                            Value of in-the-
                                                    Number of options at    money options at
                                                       March 31, 2002        March 31, 2002
                     Shares acquired    Value          Exercisable/          Exercisable/
      Name            upon exercise    realized        unexercisable         unexercisable
      ----            -------------    --------        -------------         -------------
Jack E. Dahl                0             $0          500,000/333,333            $0/$0
Dennis C. Palmer            0             $0         800,000/1,200,000           $0/$0
Patricia J. Wilks           0             $0         800,000/1,200,000           $0/$0

EMPLOYMENT AGREEMENTS

     On March 31, 2000, Dyna-Cam executed five-year employment contracts with Mr. Palmer and Ms. Wilks. These employment contracts require exclusive service to Dyna-Cam in exchange for minimum annual salaries of $60,000 each during the term of the contracts. The aggregate commitment under these employment contracts as of March 31, 2002 was $180,000. The employment contracts provide for discretionary bonuses determined by the Board of Directors and contain customary non-compete covenants and the assignment of any new features, trade secrets and patents developed in the future to Dyna-Cam.

     On April 20, 2001, the Board of Directors elected Jack E. Dahl as President and Chief Operating Officer. Mr. Dahl will be compensated at the rate of $5,000 per month for a minimum of 100 hours of service per month.

2000 EQUITY INCENTIVE PLAN

     We have an approved Equity Incentive Plan ("EIP") for our directors, officers, key employees and consultants covering 6,000,000 shares of common stock. On March 31, 2001, 4,000,000 options were granted with an exercise price of $.30, five-year pro-rata vesting on the anniversary of the grant date and expiring in accordance with the EIP or no later than nine years from date of grant. On April 20, 2001, 500,000 options were granted with an exercise price of $.30 per share, vesting equally over the next six fiscal quarters starting on June 30, 2001 and expiring in accordance with the EIP or no later than nine years from date of grant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our common stock as of August 19, 2002 by the officers and directors and by persons holding more than 5% of our outstanding capital stock:

       NAME AND ADDRESS                          SHARES HELD(1)    PERCENTAGE(1)
       ----------------                          --------------    -------------
Michael S. Williams (2)                            25,765,701          63.14%
3710 E. Kent Drive
Phoenix, AZ  85044

Jack E. Dahl (3)                                      416,667           1.05%
19801 Marilla Street
Chatsworth, CA  91311

Dennis C. Palmer (4)                               24,674,756          61.68%
1628 Juniper Ave.
Torrance, CA  90505-0159

Lanny R. Lang (2)                                  25,765,701          63.14%
3536 E. Saltsage Drive
Phoenix, AZ  85048

Danny R. Hyde                                              --             --%
3965 E. Hwy 80
Abilene, TX  79601

Palmer Holdings, Ltd. (5)                          23,874,756          60.90%
105 N. Irena Avenue, Apt. 1
Torrance CA  90505

Claude Palmer                                       3,028,865           7.73%
105 N. Irena Avenue, Apt. 1
Torrance CA  90505

Aztore Holdings, Inc. (6)                          27,590,701          67.61%
14647 S. 50th Street, Suite 130
Phoenix, AZ  85044-6464

Chasseur Holdings, Inc.                             2,000,000           5.10%
14647 S. 50th Street, Suite 130
Phoenix, AZ  85044-6464

Patricia J. Wilks (7)                              24,899,756          62.24%
105 N. Irena Avenue, Apt. 1
Torrance CA  90505

Total officers and directors as a group            32,020,608          77.68%
(5 persons)

(1) AMOUNTS AND PERCENTAGES BASED ON A TOTAL OF 41,372,899 "AS CONVERTED" SHARES OF COMMON STOCK OUTSTANDING, INCLUDING (I) 35,014,635 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING, (II) 1,447,199 SHARES OF SERIES A PREFERRED STOCK ISSUED AND OUTSTANDING, WHICH CONVERT INTO 4,341,597 SHARES OF COMMON STOCK, AND (III) 2,016,667 SHARES OF COMMON STOCK ISSUABLE UPON THE EXERCISE OF VESTED EMPLOYEE STOCK OPTIONS. AMOUNTS AND PERCENTAGES DO NOT INCLUDE 2,483,333 UNVESTED EMPLOYEE STOCK OPTIONS ISSUED AND OUTSTANDING OR THE POTENTIAL EXERCISE OF ANY OF THE COMMON STOCK PURCHASE WARRANTS ISSUED AND OUTSTANDING.

(2) AMOUNTS AND PERCENTAGES INCLUDE 3,904,185 "AS CONVERTED" SHARES OF COMMON STOCK HELD BY AZTORE HOLDINGS, INC., 2,000,000 SHARES OF COMMON STOCK HELD BY CHASSEUR HOLDINGS, INC. AND 19,861,516 SHARES HELD BY PALMER HOLDINGS, LTD. ("PHL"). AZTORE IS DEEMED TO BE THE BENEFICIAL OWNER OF SHARES HELD BY PHL DUE TO ITS ABILITY TO VOTE THESE SHARES PURSUANT TO THE LOC RIGHTS

     AGREEMENT (SEE "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). MR. WILLIAMS IS THE CHIEF EXECUTIVE OFFICER AND CHIEF PORTFOLIO OFFICER AND MR. LANG IS THE CHIEF FINANCIAL OFFICER OF AZTORE AND CHASSEUR. MESSRS. WILLIAMS AND LANG ARE DEEMED THROUGH THEIR DIRECT AND INDIRECT OWNERSHIP OF AZTORE AND CHASSEUR TO HAVE VOTING CONTROL OF ALL SHARES HELD BY THESE COMPANIES, INCLUDING THE SHARES HELD BY PHL. MESSRS. WILLIAMS AND LANG DISCLAIM ANY OWNERSHIP OTHER THAN AS BENEFICIALLY HELD THROUGH THEIR DIRECT AND INDIRECT OWNERSHIP OF AZTORE AND CHASSEUR.

(3) AMOUNTS AND PERCENTAGES INCLUDE 416,667 SHARES OF COMMON STOCK ISSUABLE UPON THE EXERCISE OF VESTED EMPLOYEE STOCK OPTIONS.

(4) AMOUNTS AND PERCENTAGES INCLUDE 800,000 SHARES OF COMMON STOCK ISSUABLE UPON THE EXERCISE OF VESTED EMPLOYEE STOCK OPTIONS AND 23,874,756 SHARES OF COMMON STOCK HELD BY PHL. MR. PALMER IS A SIGNIFICANT SHAREHOLDER OF PHL AND BY SUCH OWNERSHIP IS DEEMED TO HAVE VOTING CONTROL OF ALL SHARES HELD BY PHL, ALTHOUGH AZTORE VOTES THE SHARES HELD BY PHL DUE TO AZTORE'S ABILITY TO VOTE THESE SHARES PURSUANT TO THE LOC RIGHTS AGREEMENT (SEE "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). MR. PALMER DISCLAIMS ANY OWNERSHIP OTHER THAN AS BENEFICIALLY HELD THROUGH HIS DIRECT OWNERSHIP OF PHL.

(5) PATRICIA J. WILKS IS THE PRESIDENT AND SOLE DIRECTOR OF PHL. MR. PALMER IS A SIGNIFICANT SHAREHOLDER OF PHL. OTHER SIGNIFICANT SHAREHOLDERS OF PHL ARE CLAUDE PALMER, BROTHER OF MR. PALMER AND MS. WILKS, AND AMBROSE HOPE, NEITHER OF WHICH ARE INVOLVED IN THE OPERATIONS OF DYNA-CAM, BUT MAY BE DEEMED TO HAVE VOTING CONTROL OF ALL SHARES HELD BY PHL. AZTORE IS DEEMED TO BE THE BENEFICIAL OWNER OF SHARES HELD BY PHL DUE TO ITS ABILITY TO VOTE THESE SHARES PURSUANT TO THE LOC RIGHTS AGREEMENT (SEE "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

(6) AMOUNTS AND PERCENTAGES INCLUDE 3,641,385 SHARES OF COMMON STOCK DIRECTLY HELD, 87,600 SHARES OF SERIES A PREFERRED STOCK, WHICH CONVERT INTO 262,800 SHARES OF COMMON STOCK, 2,000,000 SHARES OF COMMON STOCK HELD BY CHASSEUR HOLDINGS, INC., 1,025,000 SHARES HELD BY PATRICIA J. WILKS, 800,000 SHARES HELD BY DENNIS C. PALMER AND 19,861,516 SHARES HELD BY PHL. AZTORE OWNS CONTROLLING INTEREST IN CHASSEUR AND IS DEEMED THROUGH THIS OWNERSHIP TO HAVE VOTING CONTROL OF ALL SHARES HELD BY CHASSEUR. AZTORE IS DEEMED TO BE THE BENEFICIAL OWNER OF SHARES HELD BY PATRICIA J. WILKS, DENNIS C. PALMER AND PHL DUE TO ITS ABILITY TO VOTE THESE SHARES PURSUANT TO THE LOC RIGHTS AGREEMENT (SEE "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). AZTORE DISCLAIMS ANY OWNERSHIP OTHER THAN AS BENEFICIALLY HELD THROUGH ITS DIRECT OWNERSHIP AND INDIRECT OWNERSHIP OF CHASSEUR.

(7) AMOUNTS AND PERCENTAGES INCLUDE 75,000 SHARES OF SERIES A PREFERRED STOCK ISSUED AND OUTSTANDING, WHICH CONVERT INTO 225,000 SHARES OF COMMON STOCK, 800,000 SHARES OF COMMON STOCK ISSUABLE UPON THE EXERCISE OF VESTED EMPLOYEE STOCK OPTIONS AND 23,874,756 SHARES OF COMMON STOCK HELD BY PHL. MS. WILKS IS THE PRESIDENT AND SOLE DIRECTOR OF PHL AND IS DEEMED TO HAVE VOTING CONTROL OF ALL SHARES HELD BY PHL, ALTHOUGH AZTORE VOTES THE SHARES HELD BY PHL DUE TO AZTORE'S ABILITY TO VOTE THESE SHARES PURSUANT TO THE LOC RIGHTS AGREEMENT (SEE "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). MS. WILKS DISCLAIMS ANY OWNERSHIP OTHER THAN AS BENEFICIALLY HELD THROUGH HER DIRECT OWNERSHIP OF PHL. MS. WILKS WAS TERMINATED AS AN OFFICER OF DYNA-CAM ON MARCH 19, 2002 AND VOLUNTARILY RESIGNED AS A DIRECTOR ON AUGUST 8, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FISCAL YEAR ENDING MARCH 31, 2001

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

     CAPITAL ADVISORY AND FINANCIAL CONSULTING SERVICES AGREEMENT. In connection with the Asset Exchange Agreement, Dyna-Cam entered into a Capital Advisory and Financial Consulting Services Agreement with Aztore. The term of this agreement is for five years, extendable for one year periods thereafter. Under this agreement, Aztore is to receive a non-accountable expense reimbursement equal to one and one-half percent of the gross proceeds of certain placements. A total of $16,875 was recorded during the year ended March 31, 2002. As of March 31, 2002, the unpaid amount due to Aztore was $375. Aztore also is to receive a fee of five percent of the proceeds from the exercise of any of our outstanding warrants and other customary fees for services in connection with merger, acquisition or other capital raising activities.

     Under this agreement, Aztore provides financial consulting services related to our financial reporting, internal accounting, capital raising and stock trading activities. Initially, these services were provided at the rate of $150 per hour. Effective June 1, 2000, our agreement was amended to pay Aztore a fixed monthly fee of $15,000. A total of $214,500 of consulting fees, $3,214 of out-of-pocket expenses and $7,929 of interest on the unpaid balance was recorded for the year ended March 31, 2002. Aztore converted $27,600 of its fees into 27,600 shares of Series A Preferred stock and was paid $77,865. As of March 31, 2002, the unpaid amount due to Aztore under this agreement was $120,178.

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

FISCAL YEAR ENDING MARCH 31, 2002

     LINE OF CREDIT. Effective April 30, 2001, we entered into the LOC with Aztore. The LOC provided for borrowings of up to $400,000 and was secured by a lien on all Dyna-Cam assets. The LOC expired on October 31, 2001. As of March 31, 2002, we had borrowed $345,000 under the LOC. Interest accrued and was payable monthly on advances under the LOC at 12% per annum. Interest expense on the LOC for the fiscal year ended March 31, 2002 totaled $41,720. No interest has been paid since August 2001 and a total of $34,971 of accrued interest is due to Aztore as of March 31, 2002. The Secured Notes are convertible at Aztore's option into Series A preferred stock at $1.00 per share. These Secured

Notes are currently in default and accrue interest at a default rate equal to 8% above the "prime rate."

     LOC RIGHTS AGREEMENT. On April 30, 2001 and concurrent with the execution of the LOC, Mr. Palmer and Ms. Wilks, as Dyna-Cam's majority common shareholders, Aztore and Dyna-Cam entered into an "LOC Rights Agreement." The LOC Rights Agreement limits the Board of Directors to five members and gives Aztore the right to appoint a majority of the members of the Board of Directors for so long as any monetary obligation is outstanding related to the LOC. Upon all monetary obligations related to the LOC being satisfied, a majority of the holders of the Series A Preferred stock shall then have the right to designate a majority of the members of the Board of Directors. In either event, a super majority vote (four out of five members) of the Board of Directors is required to sell substantially all of Dyna-Cam's business and assets, authorize the sale of additional equity or modify the exercise prices of the outstanding warrants.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

3.1(1)    Articles of Incorporation of TSI Handling, Inc.

3.2(1) Certificate of Amendment to the Articles of Incorporation of TSI Handling, Inc.

3.3(1) Certificate of Designation - Series A 10% Cumulative Convertible Preferred Stock

3.4(1)    Bylaws of TSI Handling, Inc.

10.1(1) Asset Exchange Agreement dated March 31, 2001 by and among TSI Handling, Inc., Dyna-Cam Engine Corporation and Certain Shareholders

10.2(1) Capital Advisory and Financial Consulting Agreement dated March 31, 2001 by and between TSI Handling, Inc. dba Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

10.3(1) Existing Shareholders Rights Agreement dated March 31, 2001 by and between Dyna-Cam Engine Corporation, Chasseur Holdings, Inc. and Patricia J. Wilks and Dennis C. Palmer

10.5(1) Employment Agreement dated March 31, 2001 by and between Dyna-Cam Engine Corporation and Patricia J. Wilks

10.6(1) Employment Agreement dated March 31, 2001 by and between Dyna-Cam Engine Corporation and Dennis C. Palmer

10.7(1)   2000 Equity Incentive Plan

10.8(2) Agreement for Convertible Secured Line of Credit dated effective April 30, 2001 between Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

10.9(2) Security Agreement dated effective April 30, 2001 between Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

10.10(2) LOC Rights Agreement dated effective April 30, 2001 between Dyna-Cam Engine Corporation, Aztore Holdings, Inc. and Patricia J. Wilks and Dennis C. Palmer.

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

(3) INCORPORATED BY REFERENCE FROM DYNA-CAM'S FORM 10-KSB FOR THE PERIOD ENDED MARCH 31, 2002 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 16, 2001.

REPORTS ON FORM 8-K

     Dyna-Cam filed no Reports on Form 8-K during the year ended March 31, 2002 or subsequently through August 19, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNA-CAM ENGINE CORPORATION


By /s/ Michael S. Williams
   --------------------------------------------
   Michael S. Williams, Chief Executive Officer


By /s/ Jack E. Dahl
   --------------------------------------------
   Jack E. Dahl, President and Chief Operating Officer

Date: August 19, 2002

                                        Board of Directors:


                                        /s/ Michael S. Williams
                                        ----------------------------------------
                                        Michael S. Williams, Chairman

                                        Date: August 19, 2002


                                        /s/ Jack E. Dahl
                                        ----------------------------------------
                                        Jack E. Dahl, Director

                                        Date: August 19, 2002


                                        /s/ Lanny R. Lang
                                        ----------------------------------------
                                        Lanny R. Lang, Director

                                        Date: August 19, 2002


                                        /s/ Danny R. Hyde
                                        ----------------------------------------
                                        Danny R. Hyde, Director

                                        Date: August 19, 2002