Form 10QSB
period 2002-06-30
DYNA CAM
filed 2002-08-29
CIK 1124394

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                         14647 S. 50TH STREET, SUITE 130
                             PHOENIX, AZ 85044-6464
                    (Address of principal executive offices)

                                 (480) 759-9400
                           (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

     The number of shares outstanding of the registrant's common equity as of August 21, 2002 was 35,014,635 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                           DYNA-CAM ENGINE CORPORATION

                            INDEX TO THE FORM 10-QSB
                    FOR THE THREE-MONTHS ENDED JUNE 30, 2002

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION ..............................................   2

     Item 1. Financial Statements ..........................................   2

          Balance Sheets as of June 30, 2002 (unaudited) and March 31, 2002.   2

          Statements of Operations for the three-months ended June 30, 2002
            and 2001 (unaudited) ...........................................   3

          Statements of Cash Flows for the three-months ended June 30, 2002
            and 2001 (unaudited) ...........................................   4

          Notes to the Financial Statements ................................   5

     Item 2. Management's Discussion and Analysis and Plan of Operation        9

PART II. OTHER INFORMATION..................................................  16

     Item 3. Defaults Upon Senior Securities................................  16

     Item 5. Other Information..............................................  17

     Item 6: Exhibits and Reports on Form 8-K...............................  17

SIGNATURES..................................................................  18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           DYNA-CAM ENGINE CORPORATION

                                 BALANCE SHEETS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                        June 30, 2002    March 31,
                                   ASSETS                                (unaudited)       2002
                                                                         -----------    -----------
Current assets:
   Cash and cash equivalents                                             $       923    $     2,390
   Prepaid expenses and deposits                                                 533            533
   Inventory                                                                 179,787        179,787
                                                                         -----------    -----------
         Total current assets                                                181,243        182,710

Machinery and equipment, net                                                 211,246        241,659
Patents and intellectual property rights                                          --             --
                                                                         -----------    -----------
                                                                         $   392,489    $   424,369
                                                                         ===========    ===========
                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                      $    89,658    $    67,378
   Due to related party                                                      671,824        617,967
   Accrued compensation                                                      114,564         84,564
   Accrued interest payable                                                   14,301          5,520
   Customer deposits                                                          23,000         23,000
   Short-term borrowings                                                      36,000         30,000

   Current portion of long-term debt and capitalized lease obligations       361,309        319,692
                                                                         -----------    -----------
        Total current liabilities                                          1,310,656      1,148,121

Long-term debt, less current portion                                              --          9,643
Capitalized lease obligations, less current portion                               --         47,737
Commitments and contingencies                                                     --             --
                                                                         -----------    -----------
         Total liabilities                                                 1,310,656      1,205,501
                                                                         -----------    -----------
Stockholders' deficit:
   Preferred stock - Series A; $1.00 liquidation value, authorized
     6,000,000 shares, 1,447,199 shares issued and outstanding             1,447,199      1,447,199
   Preferred stock; $.001 par value, authorized 4,000,000 shares,
     no shares designated, issued and outstanding                                 --             --
   Common stock; $.001 par value, authorized 65,000,000 shares,
     35,014,635 shares issued and outstanding                                 35,015         35,015
   Additional paid in capital                                                541,627        541,627
   Accumulated deficit                                                    (2,942,008)    (2,804,973)
                                                                         -----------    -----------
         Total stockholders' deficit                                        (918,167)      (781,132)
                                                                         -----------    -----------
                                                                         $   392,489    $   424,369
                                                                         ===========    ===========

          The accompanying notes are an integral part of these balance sheets.

                           DYNA-CAM ENGINE CORPORATION

                            STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                           Three-months ended June 30,
                                           ----------------------------   Inception to
                                               2002            2001       June 30, 2002
                                           ------------    ------------   -------------
                                                   (unaudited)              (unaudited)
REVENUES                                   $         --    $         --    $         --
                                           ------------    ------------    ------------

OPERATING EXPENSES:
   Research and development                      17,365          16,830         690,660
   General and administrative                    33,207          57,884       1,224,666
   Legal and professional fees                   41,947          19,663         649,934
   Depreciation and amortization                 15,613          21,703         347,453
                                           ------------    ------------    ------------
         Total operating expenses               108,132         116,080       2,912,713
                                           ------------    ------------    ------------

LOSS FROM OPERATIONS                           (108,132)       (116,080)     (2,912,713)
                                           ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest expense                             (29,866)        (39,485)       (625,671)
   Interest income                                   --             384          19,157
   Grant income                                      --              --         442,295
   Other income (expense)                           963              --         (54,755)
                                           ------------    ------------    ------------
         Total other expense                    (28,903)        (39,101)       (218,974)
                                           ------------    ------------    ------------

EXTRAORDINARY ITEM                                   --              --         189,679

                                           ------------    ------------    ------------
NET LOSS                                   $   (137,035)   $   (155,181)   $ (2,942,008)
                                           ============    ============    ============

NET LOSS PER COMMON SHARE:
     Basic                                 $     (0.004)   $     (0.004)   $     (0.094)
                                           ============    ============    ============
     Diluted                               $     (0.004)   $     (0.004)   $     (0.094)
                                           ============    ============    ============

WEIGHTED AVE. COMMON SHARES OUTSTANDING:
     Basic                                   35,014,635      35,014,635      31,322,956
                                           ============    ============    ============
     Diluted                                 35,014,635      35,014,635      31,322,956
                                           ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                           DYNA-CAM ENGINE CORPORATION

                            STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                           Three-months ended June 30,
                                                                           ---------------------------
                                                                              2002             2001
                                                                           ---------         ---------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $(137,035)        $(155,181)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation                                                             15,613            21,703
     Amortization of commitment and origination fee                               --            20,000
     Gain on sale of vehicle                                                    (963)               --
     Changes in assets and liabilities-
       Increase in inventory                                                      --              (442)
       Increase (decrease) in accounts payable                                22,280           (32,942)
       Increase in due to related party                                       51,657               192
       Increase in accrued compensation                                       30,000                --
       Increase (decrease) in accrued interest payable                         8,781            (3,947)
       Increase in customer deposits                                              --             8,000
                                                                           ---------         ---------
         Net cash used in operating activities                                (9,667)         (142,617)
                                                                           ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of machinery and equipment                                            --              (433)
                                                                           ---------         ---------
         Net cash provided by (used in) investing activities                  15,763              (433)
                                                                           ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on notes payable                                                 6,000                --
   Repayments on notes payable                                                    --            (8,552)
   Borrowings on Line of Credit                                                2,200           200,000
   Principal repayments on capitalized leases                                     --            (9,260)
                                                                           ---------         ---------
         Net cash provided by (used in) financing activities                  (7,563)          182,188
                                                                           ---------         ---------

NET INCREASE (DECREASE) IN CASH                                               (1,467)           39,138
     CASH, beginning of period                                                 2,390             8,954
                                                                           ---------         ---------
     CASH, end of period                                                   $     923         $  48,092
                                                                           =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                  $     600         $  22,404
                                                                           =========         =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
    Preferred stock issued for commitment and origination fee              $      --         $  60,000
                                                                           =========         =========
    Sale of vehicle for assumption of note payable                         $  15,763         $      --
                                                                           =========         =========

   The accompanying notes are an integral part of these financial statements.

                           DYNA-CAM ENGINE CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three-months ended June 30, 2002 may not be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002.

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

The Company is developing a unique axial cam-drive, free piston, internal combustion engine. The Company intends to manufacture, market and sell the Dyna-Cam Engine, initially targeting the kitbuilt experimental aircraft market. The Company's manufacturing facility is located in Torrance, California and its corporate headquarters is located in Phoenix, Arizona.

GOING CONCERN AND POTENTIAL SALE OF THE COMPANY'S ASSETS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. Management's plans are discussed in its Annual Report on Form 10-KSB for the year ended March 31, 2002. These financial statements do not include any adjustments that might result from this uncertainty.

The Company is actively seeking alternatives to its financial problems. One alternative may include the sale of the Company's business and assets. Management believes that any prospective sale of the Company's business and assets will reflect a value equal to or greater than the current carrying value of those assets.

(3)  DUE TO RELATED PARTY

Due to related party consists of amounts due Aztore Holdings, Inc. ("AZTORE") as follows:

                                                June 30, 2002     March 31, 2002
                                                -------------     --------------
                                                 (unaudited)

Secured Notes (see Note 4)                         $347,200          $345,000
Accrued interest on Secured Notes                    46,119            34,971
Consulting fees                                     232,225           202,225
Accrued interest on unpaid consulting fees           43,278            33,545
Out-of-pocket expenses                                3,002             2,226
                                                   --------          --------
                                                   $671,824          $617,967
                                                   ========          ========

The Secured Notes relate to borrowings under a line of credit agreement (the "LOC") with Aztore. See Note 4. The consulting fees due to Aztore arise from an agreement dated March 31, 2000, pursuant to which Aztore provides financial consulting services. Consulting fees expensed for the three-months ended June 30, 2002 were $30,000 and $232,225 of consulting fees were due to Aztore as of June 30, 2002. Aztore's fixed monthly fee for their services has been $10,000 since July 2001. Interest accrues at 1.5% per month on the unpaid balance of Aztore's consulting fees. Interest expense on the consulting fees for the three-months ended June 30, 2002 was $9,733 and a total of $43,278 of accrued interest was due as of June 30, 2002.

(4) LINE OF CREDIT BORROWINGS FROM RELATED PARTY

Effective April 30, 2001, the Company entered into the LOC with Aztore. The LOC provided for borrowings ("SECURED NOTES") of up to $400,000 and was secured by a lien on all Company assets. The LOC expired on October 31, 2001. Since October 31, 2001, the Secured Notes have been in default. As of June 30, 2002, the Company had borrowed $347,200 under the LOC. Interest accrued and was payable monthly on the Secured Notes at 12% per annum. Interest expense for the three-months ended June 30, 2002 totaled $11,148. No interest has been paid since August 2001 and a total of $46,119 of accrued interest is due to Aztore as of June 30, 2002. The Secured Notes are convertible at Aztore's option into Series A preferred stock at $1.00 per share. Because the Secured Notes are in default, interest accrues at a default rate equal to 8% above the "prime rate." On January 4, 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities. See Note 8.

(5) LONG-TERM DEBT

Long-term debt consists of the following:

                                                                June 30, 2002   March 31, 2002
                                                                -------------   --------------
                                                                 (unaudited)
Note payable to Bank of the West, interest at prime plus 2.75%
  (7.5% as of June 30, 2002 and March 31, 2002) per annum,
  monthly payments of $4,728, due November 24, 2008
  Guaranteed by the SBA and personally by Mr. Palmer and three
  other individuals. In default                                    $ 282,430      $ 282,430

Note payable to finance company, interest at 12.9% per annum, monthly payments of $492, due April 7, 2005.  Vehicle sold
  in April 2002                                                           --         15,763
                                                                   ---------      ---------
                                                                     282,430        298,193
Less: Current portion                                               (282,430)      (288,550)
                                                                   ---------      ---------
                                                                   $      --      $   9,643
                                                                   =========      =========

The SBA Loan payment has not been made since February 2002 and the Bank of the West has declared the SBA Loan in default and made formal demand that the SBA Loan be brought to a current status. See Note 8. Because the SBA Loan is in default, the entire balance is shown as a current liability as of June 30, 2002. Interest expense for the three-months ended June 30, 2002 totaled $5,059 and a total of $9,534 of accrued interest is due on the SBA loan as of June 30, 2002.

In April 2002, the Company vehicle was sold for the principal amount owned on the note payable and a $963 gain on the sale was recorded.

(6)  CAPITALIZED LEASE OBLIGATIONS

The Company leases certain equipment under capital leases that expire through 2007. All three of the Company's capital leases have been declared in default and the lessors have made formal demand that the lease payments be brought to a current status. Inability to cure these defaults may result in foreclosure or sale by the lessor of the equipment secured by the respective leases and litigation proceedings related to the lessors' collection, foreclosure or sale activities. Because the leases are in default, the entire accelerated principal balance of the leases totaling $78,879 is shown as a current liability as of June 30, 2002.

On August 23, 2002, one of the lessors exercised their rights under the leases by taking possession of certain leased equipment secured by their lease. Because the Company is not currently manufacturing engines due to cash flow constraints, there is no adverse impact of this repossession on the operations of the Company. The Company has 30 days to cure the default to regain possession of the equipment.

(7) RELATED PARTY

AZTORE HOLDINGS, INC.

Aztore is a Phoenix, Arizona-based, investment and consulting company that holds various interests in companies and provides corporate restructuring and consulting services. Michael S. Williams and Lanny R. Lang, officers and directors of the Company, are also officers and directors of Aztore. As of June 30, 2002, Aztore indirectly and directly owns approximately 15% of the Company's outstanding capital stock. Aztore provides financial consulting services to the Company pursuant to an agreement dated March 31, 2000. Aztore provided the LOC to the Company that is now in default. See Note 4. On January 4, 2002, Aztore made formal demand for immediate payment of its Secured Notes related to the LOC and further formally notified the Company of its ability and intent to take further actions to collect its Secured Notes and related liabilities. See Note 8.

(8) COMMITMENTS AND CONTINGENCIES

In the normal course of its business, the Company may be subject to certain contractual obligations and litigation. In management's opinion, upon consultation with legal counsel, there is no current litigation that will materially affect the Company's financial position or results of operations.

DEFAULTS ON INDEBTEDNESS AND LEASES

Since October 31, 2001, the Secured Notes due to Aztore related to the LOC have been in default. Aztore has made formal demand for immediate payment of the Secured Notes and related liabilities. The Bank of the West has declared the SBA Loan in default and made formal demand that the SBA Loan be brought to a current status. The lease on the Company's manufacturing facility is in default due to non-payment since February 2002. In addition, all three of the Company's capital leases have been declared in default and the lessors have made formal demands that their lease payments be brought to a current status.

If the Company is unable to cure the defaults with Aztore, the SBA or the landlord, actions against the Company may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection. In either event, the ability of the Company to continue its operations will be severely impaired or may cease entirely. Inability to cure the capital lease defaults may result in foreclosure and sale by the lessor of the equipment secured by the respective leases and ensuing litigation related to the lessors' collection, foreclosure or sale activities.

EMPLOYMENT COMMITMENTS

On March 31, 2000, the Company executed five-year employment contracts with Dennis C. Palmer, the Company's Chief Engineer, and Patricia J. Wilks, the Company's former President. These employment contracts require exclusive service to the Company in exchange for minimum annual salaries of $60,000 each during the term of the contracts. The aggregate commitment under these employment contracts as of June 30, 2002 was $165,000 related to Mr. Palmer. Mr. Palmer has not been paid since September 2001. This non-payment may expose the Company to claims by Mr. Palmer under his employment agreement.

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

INTRODUCTION

     Dyna-Cam Engine Corporation, our predecessor, was originally incorporated in California in 1993 ("DCEC CALIFORNIA"). TSI Handling, Inc. ("TSIH") was incorporated in Nevada in July 1999. Effective March 31, 2000, TSIH acquired all of the assets of DCEC California in exchange for 30,000,000 shares of TSIH common stock and 200,000 shares of TSIH Series A Preferred stock, plus the assumption of scheduled DCEC California liabilities. TSIH subsequently amended its Articles of Incorporation to change its name to Dyna-Cam Engine Corporation ("DYNA-CAM"). We are developing a unique, axial cam-drive, free piston, internal combustion engine. We intend to manufacture, market and sell the Dyna-Cam Engine, initially targeting the kitbuilt experimental aircraft market.

RESULTS OF OPERATIONS

     The following discussion should be read along with our financial statements and related notes included in this Form 10-QSB. We have continued as a development stage company during the three-months ended June 30, 2002.

     THREE-MONTHS ENDED JUNE 30, 2002 (UNAUDITED) COMPARED TO THE THREE-MONTHS ENDED JUNE 30, 2001 (UNAUDITED). We had no revenues during either three-month period. Our loss from operations for the three-months ended June 30, 2002 was $108,132 compared to a loss from operations for the three-months ended June 30, 2001 of $116,080.

     Research and development expenses increased by $535 to $17,365 for the three-months ended June 30, 2002 compared to $16,830 for the three-months ended June 30, 2001. The salary accrued to Dennis C. Palmer, our Chief Engineer, was unchanged and accounted for $15,000 of the research and development costs in each period. There were no other significant research and development expenditures for either the three-months ended June 30, 2002 or 2001 due to lack of funding.

     General and administrative expenses decreased by $24,677 to $33,207 for the three-months ended June 30, 2002 compared to $57,884 for the three-months ended June 30, 2001. The decrease was primarily due to decreased salary expense. In addition, wages incurred for a full-time bookkeeper/office assistant decreased for the three-months ended June 30, 2002 since that person was laid off. General and administrative expenses across all categories decreased for the three-months ended June 30, 2002 due to lack of funding. Lease expense for our manufacturing facility was $8,400 for both the three-months ended June 30, 2002 and 2001.

     Legal and professional fees increased by $22,284 to $41,947 for the three-months ended June 30, 2002 compared to $19,663 for the three-months ended June 30, 2001. The increase is due to an increase in financial consulting fees accrued to Aztore Holdings, Inc. ("AZTORE"), offset by a decrease in legal fees. Aztore's fees were $30,000 for the three-months ended June 30, 2002 ($10,000 per month) compared to no fees for the three-months ended June 30, 2001. Aztore settled a fee dispute and waived its monthly fee for the three-months ended June 30, 2001. Aztore's services include audit preparation and coordination, corporate restructuring and implementation and assistance in capital and strategic planning. Michael S. Williams, our Chief Executive Officer and a director, and Lanny R. Lang, our Secretary and Treasurer and a director, are also officers and directors of Aztore. Aztore directly and indirectly owns approximately 15% of our outstanding capital stock. Aztore has significantly increased its management activity since March 22, 2002 when Mr. Williams became our Chief Executive Officer and we relocated our corporate headquarters to Phoenix, Arizona. Accrued management fees of $232,225 is due to Aztore as of June 30, 2002.

     Depreciation and amortization decreased by $6,090 to $15,613 for the three-months ended June 30, 2002 compared to $21,703 for the three-months ended June 30, 2001. Capital constraints prohibited the acquisition of additional equipment during the three-months ended June 30, 2002 and we sold a vehicle during the quarter.

     Interest expense decreased by $9,619 to $29,866 for the three-months ended June 30, 2002 compared to $39,485 for the three-months ended June 30, 2001. However, included in interest expense for the three-months ended June 30, 2001 is a financing cost of $20,000, related to 60,000 shares of Series A Preferred stock issued to Aztore in April 2001 as a loan commitment and origination fee for a $400,000 line of credit (the "LOC"). Excluding this $20,000 financing charge, interest expense actually increased $10,381 for the three-months ended June 30, 2002. The interest expense increase is primarily due to the LOC. See "LINE OF CREDIT" below. Interest expense related to our SBA Loan and three capitalized lease obligations decreased for the three-months ended June 30, 2002 due to declining principal balances of these obligations.

     Other income of $963 for the three-months ended June 30, 2002 is a gain recorded on the sale of a vehicle.

     As a result of the above, our net loss for the three-months ended June 30, 2002 was $137,035, or $.004 per share. This compares to a net loss for the three-months ended June 30, 2001 of $155,181, or $.004 per share.

LIQUIDITY AND CAPITAL RESOURCES

     JUNE 30, 2002 (UNAUDITED) COMPARED TO JUNE 30, 2001 (UNAUDITED). From inception through June 30, 2002, we have been a development stage company. No engines have been available for sale. Financing in the past has been from both equity placements and loan borrowings. As of June 30, 2002, cash and cash equivalents were $923, a decrease of $1,467 from the total of $2,390 as of March 31, 2002. As of June 30, 2001, cash and cash equivalents were $48,092, an increase of $39,138 from the total of $8,954 as of March 31, 2001.

     Cash used to support operations, after non-cash charges, was $122,385 for the three-months ended June 30, 2002 compared to $113,478 for the three-months ended June 30, 2001. For the three-months ended June 30, 2002, cash was provided by an increase in accounts payable, accrued compensation and amounts due to Aztore totaling $112,718 compared to cash used of $33,942 for the three-months ended June 30, 2001 to reduce accounts payable.

     Cash provided by investing activities for the three-months ended June 30, 2002 was solely from the sale of a vehicle. The proceeds from this sale were then used to pay off the principal balance on the vehicle loan. We had no capital equipment purchases for the three-months ended June 30, 2002 compared to $433 for the three-months ended June 30, 2001.

     Cash provided by financing activities was $8,200 for the three-months ended June 30, 2002 compared to $200,000 for the three-months ended June 30, 2001. For the three-months ended June 30, 2002, $6,000 was borrowed from an unrelated individual and $2,200 was borrowed on Secured Notes related to the LOC. See "LINE OF CREDIT" below. There were no principal payments on our notes payable or capitalized leases for the three-months ended June 30, 2002. Cash provided from the sale of a vehicle paid off the principal balance on the vehicle loan. Comparatively, for the three-months ended June 30, 2001, we operated principally on $200,000 of cash borrowings under the LOC. In addition to supporting operations, this cash was used to make principal payments of $8,552 on notes payable and $9,260 on capitalized leases for the three-months ended June 30, 2001.

     LINE OF CREDIT. Effective April 30, 2001, we entered into the LOC with Aztore. The LOC provided for borrowings of up to $400,000 and was secured by a lien on all Dyna-Cam assets. The LOC expired on October 31, 2001. As of June 30, 2002, we had borrowed $347,200 under the LOC. Interest accrued and was payable monthly on advances under the LOC at 12% per annum. Interest expense on the LOC for the three-months ended June 30, 2002 totaled $11,148 compared to $2,597 for the three-months ended June 30, 2001. No interest has been paid since August 2001 and a total of $46,119 of accrued interest is due to Aztore as of June 30, 2002. The Secured Notes are convertible at Aztore's option into Series A preferred stock at $1.00 per share. These Secured Notes are currently in default and accrue interest at a default rate equal to 8% above the "prime rate." As of August 21, 2002, $350,650 of Secured Notes is due to Aztore related to the LOC.

     SBA LOAN. We have defaulted on indebtedness due to the Bank of the West, guaranteed by the Small Business Administration (the "SBA LOAN"), that was used to purchase machinery and equipment and provide working capital during 1998. Our SBA loan balance as of June 30, 2002 was $282,430 plus accrued and unpaid interest of $9,534 on the SBA loan. On June 10, 2002, the Bank of the West declared the SBA Loan in default and made formal demand that the SBA Loan be brought to a current status. Inability to cure the SBA Loan default may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection. Mr. Palmer and Ms. Wilks, Dyna-Cam's majority common shareholders, have pledged personal collateral as additional security on the SBA Loan.

     CAPITALIZED LEASES. All three of our capital leases have been declared in default and the lessors have made formal demands that their lease payments be brought to a current status. Inability to cure our capital lease defaults may result in foreclosure and sale by the lessor of the equipment secured by the respective leases and ensuing litigation related to the lessors' collection, foreclosure or sale activities. On August 23, 2002, one of the lessors exercised their rights under the leases by taking possession of certain leased equipment secured by their lease. Because we are not currently manufacturing engines due to cash flow constraints, there will be no adverse impact on our operations as a result of this repossession. We have 30 days to cure our default and regain possession of the equipment. Because the leases are in default, the entire accelerated principal balance of the leases totaling $78,879 is shown as a current liability as of June 30, 2002.

     DEBT STRUCTURE AS OF JUNE 30, 2002. As of June 30, 2002, we owed $347,200 in Secured Notes related to the LOC, plus accrued and unpaid interest of $46,119 on these Secured Notes. These Secured Notes are secured by all of Dyna-Cam's assets. Our SBA loan balance as of June 30, 2002 was $282,430 plus accrued and unpaid interest of $9,534 on the SBA loan. The SBA Loan is also secured by all of Dyna-Cam's assets and is further guaranteed by Mr. Palmer and Ms. Wilks, Dyna-Cam's majority shareholders. There is no additional borrowing capacity on the SBA Loan, which requires monthly payments of approximately $4,700. We have a loan of $30,000 from an unaffiliated individual, which is outstanding as of June 30, 2002 and in default. Ms. Wilks and Mr. Palmer have pledged their Dyna-Cam common stock to this individual to guarantee this loan. For the three-months ended June 30, 2002, we borrowed $6,000 from an unaffiliated individual under similar terms which is due on demand. Because we have no cash flow from operations, all payments on our debt obligations and accrued interest will be made from new debt or equity placements or sale of assets. See "PLAN OF OPERATIONS" below.

     We believe our best alternative for additional financing is through additional equity placements. If investor disinterest in our equity offerings continues, we will have to execute more aggressive capital plans, curtail our plan of operations or cease operations entirely. We are actively seeking alternatives to our financial problems. One alternative may include the sale of Dyna-Cam's business and assets. See "POTENTIAL SALE OF BUSINESS AND ASSETS" below.

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

     Assuming sufficient funding, we believe our manufacturing plan has been delayed at least six months from the date of receipt of the funding. Significant additional working capital will be necessary to expand production. We must not only hire additional personnel but the personnel must be trained. We also believe we need additional equipment to meet our original production plan. Our working capital has been constrained since early in calendar year 2001 and the current prospects for additional funding are still very uncertain. For the three-months ended June 30, 2002, we operated on $6,000 borrowed from an unrelated individual, $2,200 borrowed on the LOC, and by an increase in accounts payable and accrued compensation totaling $112,718. Comparatively, for the three-months ended June 30, 2001, we operated on $200,000 of cash borrowings under the LOC. See "LIQUIDITY AND CAPITAL RESOURCES" above.

     We have not raised any significant funding under a new Series A Offering that was approved during fiscal 2002. This Series A Offering expired October 31, 2001 and was not renewed. We attribute the lack of new equity funding to our inability to manufacture engines, our inability to install an engine in an airplane and the general down turn in the financial markets.

     On January 4, 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities. Aztore further formally notified us of its ability and intent to take further actions to collect its Secured Notes and related liabilities. On June 10, 2002, the Bank of the West declared the SBA Loan in default and made formal demand that the SBA Loan be brought to a current status. We have reached a conceptual agreement with Aztore to cure this default as part of an overall new capitalization plan, which should also cure the SBA Loan default. However, we have not yet been able to obtain any additional funding and there is no assurance that we will ever be able to obtain the funding to formalize an agreement on the default with Aztore or cure the SBA Loan default. Inability to cure these defaults may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection. In either event, our ability to continue its operations will be severely impaired or may cease entirely. We are actively seeking alternatives to our financial problems. One alternative may include the sale of Dyna-Cam's business and assets. See "POTENTIAL SALE OF BUSINESS AND ASSETS" below.

     All three of our capital leases have been declared in default and the lessors have made formal demands that their lease payments be brought to a current status. On August 23, 2002, one of the lessors exercised their rights under the leases by taking possession of certain leased equipment secured by their lease. Inability to cure our capital lease defaults may result in similar action by the other lessors and ensuing litigation related to the lessors' collection, foreclosure or sale activities. Although we are actively seeking alternatives to our financial problems, it is unlikely that we will be able to cure our capital lease defaults in the near future.

     For the next six months through December 31, 2002, our anticipated total additional cash needs are estimated to be more than $300,000, plus an additional $100,000 estimated to cure defaults and past due indebtedness to Aztore, the SBA Loan, our facility lease and our capital lease obligations. This estimate does not include funding for additional capital equipment, note repayments, including the Secured Notes due Aztore related to the LOC, or additional working capital. Due to cash flow constraints, we have very limited potential for manufacturing and selling engines. We will have to raise additional debt or equity funding to meet our operating cash requirement and debt service requirements. We believe a significant successful funding will be very difficult until we can demonstrate a successful installation of a Dyna-Cam Engine and its competitive performance. While we are seeking to acquire another airplane for the installation of a Dyna-Cam Engine, there is no assurance that we will be able to obtain another airplane or make a successful installation, which will make additional equity placements more difficult. Any stock sold will most certainly be at a lower price than the conversion price of the Series A Preferred stock and, therefore, certain anti-dilution adjustments for both outstanding Series A Preferred stock and certain shares of common stock will be required if stock is approved for sale and sold.

     CAPITAL EQUIPMENT. Our estimated capital equipment expenditures to meet our goal of five engines per month are currently estimated to be approximately $160,000. We believe additional equipment will be needed to allow our production to exceed five engines per month. However, since we have no production information regarding the hours necessary to manufacture engines in any quantity, there is no assurance that our estimate of the capital equipment required is correct.

     MANUFACTURING COSTS. We have not analyzed our manufacturing labor costs for the Dyna-Cam Engine. Although we have purchased the inventory to manufacture several Dyna-Cam Engines, we have never manufactured one in a production environment. In the near term, we expect to contract with third parties for certain parts production. If we subcontract parts production, there is no assurance that we will be able to obtain credit from our vendors or be able to control the prices charged for parts. Our anticipated selling price of a Dyna-Cam Engine is $30,000. Without accurate manufacturing costs, we cannot determine to what extent we will be profitable, if at all, at this targeted selling price.

     SALES AND MARKETING. We believe it will be necessary to incur expenditures for trade show participation, demonstrations and exhibits, marketing materials, advertisements and promotional expenditures and additional Internet website development in order to promote the Dyna-Cam Engine. We have no funding to support these sales and marketing expenditures.

     LEGAL AND PROFESSIONAL. Through the end of our fiscal year on March 31, 2003, we estimate $200,000 for continuing accounting, legal and business consulting expenses. These expenses include (a) the services of Aztore, (b) legal fees and costs related to SEC reporting and compliance requirements as a fully reporting public company, (c) ongoing accountants' fees for our annual audit, quarterly reviews and tax return preparation, and (d) legal fees for expanded patent, trademark and intellectual property protection. Since our fees in all these categories are past due and in default, there is no assurance that we will be able to obtain future services except for cash.

POTENTIAL SALE OF BUSINESS AND ASSETS

     We are actively seeking alternatives to our financial problems. One alternative may include the sale of Dyna-Cam's business and assets. We believe that any prospective sale of our business and assets will reflect a value equal to or greater than the current carrying value of those assets.

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

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to the differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Annual Report on Form 10-KSB for the year ended March 31, 2002, including those in the Notes to Financial Statements and in "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" and "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" sections which are incorporated by reference in this Form 10-QSB.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     We have defaulted on our indebtedness due to the Bank of the West, guaranteed by the Small Business Administration (the "SBA LOAN") and on certain secured notes (the "SECURED NOTES") due Aztore Holdings, Inc. ("AZTORE").

     SBA LOAN. We have defaulted on indebtedness due to the Bank of the West, guaranteed by the SBA that was used to purchase machinery and equipment and provide working capital during 1998. Our SBA loan balance as of June 30, 2002 was $282,430 plus accrued and unpaid interest of $9,534 on the SBA loan. On June 10, 2002, the Bank of the West declared the SBA Loan in default and made formal demand that the SBA Loan be brought to a current status. Mr. Palmer and Ms. Wilks, Dyna-Cam's majority common shareholders, have pledged personal collateral as additional security on the SBA Loan.

     SECURED NOTES. As of June 30, 2002, we had borrowed $347,200 of Secured Notes related to the LOC. No interest has been paid since August 2001 and a total of $46,119 of accrued interest is due to Aztore as of June 30, 2002. These Secured Notes are currently in default and accrue interest at a default rate equal to 8% above the "prime rate." On January 4, 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities and further formally notified Dyna-Cam of its ability and intent to take further actions to collect its Secured Notes and related liabilities. Michael S. Williams, our Chief Executive Officer and a director, and Lanny R. Lang, our Secretary and Treasurer and a director, are also officers and directors of Aztore. Aztore directly and indirectly owns approximately 15% of our outstanding capital stock.

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

     CAPITALIZED LEASES. We have a capital lease with Bank of the West for a Victor mill, lathe and accessories with a principal balance of $18,703 as of June 30, 2002, a capital lease with GE Capital Corporation for Spintest equipment with a principal balance of $21,568 as of June 30, 2002 and a capital lease with CitiCapital Commercial Leasing for a Haas CNC Lathe with a principal balance of $38,608 as of June 30, 2002. All three of our capital leases are in default and the lessors have made formal demands that their lease payments be brought current. Inability to cure our capital lease defaults may result in foreclosure and sale by the lessor of the equipment secured by the respective leases and ensuing litigation related to the lessors' collection, foreclosure or sale activities. On August 23, 2002, Bank of the West exercised their rights under the lease by taking possession of the leased equipment secured by their lease. We have 30 days to cure our default and regain possession of the equipment. Because the leases are in default, the entire accelerated principal balance of the leases totaling $78,879 is shown as a current liability as of June 30, 2002.

ITEM 5. OTHER INFORMATION

RECENT CHANGES TO OUR MANAGEMENT AND BOARD OF DIRECTORS

     On August 8, 2002, Dennis C. Palmer and Patricia J. Wilks, majority common shareholders of Dyna-Cam through their ownership of Palmer Holdings, Ltd. ("PHL"), voluntarily resigned as members of the Board of Directors. In their resignation letters, neither Mr. Palmer nor Ms. Wilks stated any disagreement with management, operations or matters of accounting or reporting. Mr. Palmer and Ms. Wilks had served on the Board of Directors since March 31, 2000 and previously were the officers and directors of DCEC California, our predecessor. Jack E. Dahl, our President, was named to the Board of Directors to fill one of these vacancies. Mr. Dahl previously served on our Board of Director from November 3, 2000 until January 11, 2002. Mr. Palmer continues as our Executive Vice President and Chief Engineer. Our Board of Directors currently consists of Messrs. Williams and Lang, who are our Chief Executive Officer and Secretary/ Treasurer, respectively, Mr. Dahl and Danny R. Hyde.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits:

          99.1 Certification related to the Form 10-QSB for the period ended June 30, 2002 by Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act

          99.2 Certification related to the Form 10-QSB for the period ended June 30, 2002 by Principal Accounting Officer pursuant to Section 906 of Sarbanes - Oxley Act

     b.   Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who have been duly authorized.


Date: August 28, 2001


                                   DYNA-CAM ENGINE CORPORATION

                                   By: /s/ Michael S. Williams
                                       -----------------------------------------
                                       Michael S. Williams
                                       Chief Executive Officer



                                   By: /s/ Jack E. Dahl
                                       -----------------------------------------
                                       Jack E. Dahl
                                       President and Chief Operating Officer
                                       (Principal Accounting Officer)

                           DYNA-CAM ENGINE CORPORATION

                           EXHIBITS TO THE FORM 10-QSB
                    FOR THE THREE-MONTHS ENDED JUNE 30, 2002


                                  EXHIBIT INDEX


Number    Description
------    -----------

 99.1 Certification related to the Form 10-QSB for the period ended June 30, 2002 by Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act

 99.2 Certification related to the Form 10-QSB for the period ended June 30, 2002 by Principal Accounting Officer pursuant to Section 906 of Sarbanes - Oxley Act