Form 10QSB
period 2002-09-30
DYNA CAM
filed 2002-11-14
CIK 1124394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended September 30, 2002

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

     The number of shares outstanding of the registrant's common equity as of October 31, 2002 was 35,014,635 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                            INDEX TO THE FORM 10-QSB
                   FOR THE SIX-MONTHS ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION.................................................2

ITEM 1.  FINANCIAL STATEMENTS..................................................2

         Balance Sheets as of September 30, 2002 (unaudited)
           and March 31, 2002..................................................2

         Statements of Operations for the six-months and six-months ended September 30, 2002 and 2001 (unaudited).......................3

         Statements of Cash Flows for the six-months ended
           September 30, 2002 and 2001 (unaudited).............................4

         Notes to the Financial Statements.....................................5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION............9

ITEM 3.  CONTROLS AND PROCEDURES..............................................15

PART II. OTHER INFORMATION....................................................15

ITEM 3.  DEFAULTS UPON SERIES SECURITIES......................................16

ITEM 5.  OTHER INFORMATION....................................................16

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.....................................17

SIGNATURES....................................................................18

CERTIFICATIONS................................................................19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                                 BALANCE SHEETS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                          Sept. 30,       March 31,
                                                                            2002            2002
                                                                        ------------    ------------
                                     ASSETS                              (unaudited)
Current assets:
  Cash and cash equivalents                                             $      1,096    $      2,390
  Prepaid expenses and deposits                                                  533             533
  Inventory                                                                  179,787         179,787
                                                                        ------------    ------------
        Total current assets                                                 181,416         182,710

Machinery and equipment, net                                                 195,773         241,659
Patents and intellectual property rights                                          --              --
                                                                        ------------    ------------
                                                                        $    377,189    $    424,369
                                                                        ============    ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                      $    111,385    $     67,378
  Due to related party                                                       730,221         617,967
  Accrued compensation                                                       144,564          84,564
  Accrued interest payable                                                    24,401           5,520
  Customer deposits                                                           24,100          23,000
  Short-term borrowings                                                       36,000          30,000
  Current portion of long-term debt and capitalized lease obligations        361,309         319,692
                                                                        ------------    ------------
       Total current liabilities                                           1,431,980       1,148,121

Long-term debt, less current portion                                              --           9,643
Capitalized lease obligations, less current portion                               --          47,737
Commitments and contingencies                                                     --              --
                                                                        ------------    ------------
         Total liabilities                                                 1,431,980       1,205,501
                                                                        ------------    ------------
Stockholders' deficit:
  Preferred stock - Series A; $1.00 liquidation value, authorized
    6,000,000 shares, 1,447,199 shares issued and outstanding              1,447,199       1,447,199
  Preferred stock; $.001 par value, authorized 4,000,000 shares, no
    shares designated, issued and outstanding                                     --              --
  Common stock; $.001 par value, authorized 65,000,000 shares,
    35,014,635 shares issued and outstanding                                  35,015          35,015
  Additional paid in capital                                                 541,627         541,627
  Accumulated deficit                                                     (3,078,632)     (2,804,973)
                                                                        ------------    ------------
        Total stockholders' deficit                                       (1,054,791)       (781,132)
                                                                        ------------    ------------
                                                                        $    377,189    $    424,369
                                                                        ============    ============

      The accompanying notes are an integral part of these balance sheets.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                            STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                   Three-months ended Sept. 30,     Six-months ended Sept. 30,
                                   ----------------------------    ----------------------------    Inception to
                                       2002            2001            2002            2001       Sept. 30, 2002
                                   ------------    ------------    ------------    ------------   --------------
                                           (unaudited)                      (unaudited)             (unaudited)
REVENUES:                          $         --    $         --    $         --    $         --    $         --
                                   ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Research and development               14,976          56,067          32,341          72,897         705,636
  General and administrative             25,505          71,626          58,712         129,510       1,250,171
  Legal and professional fees            47,581          61,858          89,528          81,521         697,515
  Depreciation and amortization          15,473          21,882          31,086          43,585         362,926
                                   ------------    ------------    ------------    ------------    ------------
        Total operating expenses        103,535         211,433         211,667         327,513       3,016,248
                                   ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                   (103,535)       (211,433)       (211,667)       (327,513)     (3,016,248)
                                   ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                      (33,089)        (55,150)        (62,955)        (94,282)       (658,760)
  Interest income                            --              --              --              31          19,157
  Grant income                               --              --              --              --         442,295
  Other income (expense)                     --              --             963              --         (54,755)
                                   ------------    ------------    ------------    ------------    ------------
        Total other expense             (33,089)        (55,150)        (61,992)        (94,251)       (252,063)
                                   ------------    ------------    ------------    ------------    ------------

EXTRAORDINARY ITEM                           --              --              --              --         189,679

                                   ------------    ------------    ------------    ------------    ------------
NET LOSS                           $   (136,624)   $   (266,583)   $   (273,659)   $   (421,764)   $ (3,078,632)
                                   ============    ============    ============    ============    ============

NET LOSS PER COMMON SHARE:
     Basic                         $     (0.004)   $     (0.008)   $     (0.008)   $     (0.012)   $     (0.098)
                                   ============    ============    ============    ============    ============
     Diluted                       $     (0.004)   $     (0.008)   $     (0.008)   $     (0.012)   $     (0.098)
                                   ============    ============    ============    ============    ============

WEIGHTED AVE. COMMON
  SHARES OUTSTANDING:
     Basic                           35,014,635      35,014,635      35,014,635      35,014,635      31,428,827
                                   ============    ============    ============    ============    ============
     Diluted                         35,014,635      35,014,635      35,014,635      35,014,635      31,428,827
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
                          (A DEVELOPMENT STAGE COMPANY)

                                                                           Six-months ended Sept. 30,
                                                                          ----------------------------
                                                                              2002            2001
                                                                          ------------    ------------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $   (273,659)   $   (421,764)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                              31,086          43,585
      Amortization of commitment and origination fee                                --          50,000
      Gain on sale of machinery and equipment                                     (963)             --
      Changes in assets and liabilities-
        Increase in inventory                                                       --          (6,612)
        Increase in prepaid expenses and deposits                                   --          (4,034)
        Increase (decrease) in accounts payable                                 44,007          (9,326)
        Increase in due to related party                                       101,354          35,583
        Increase in accrued compensation                                        60,000              --
        Increase in accrued interest payable                                    18,881              --
        Increase in customer deposits                                            1,100           9,000
                                                                          ------------    ------------
          Net cash used in operating activities                                (18,194)       (303,568)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of machinery and equipment                                               --         (29,618)
                                                                          ------------    ------------
          Net cash used in investing activities                                     --         (29,618)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock, net of placement fees                                --          21,750
  Borrowings on notes payable                                                    6,000              --
  Repayments on notes payable                                                       --         (15,579)
  Borrowings under secured line of credit                                       10,900         330,000
  Borrowings through capitalized lease obligation                                   --          22,942
  Principal repayments on capitalized leases                                        --         (16,697)
                                                                          ------------    ------------
          Net cash provided by financing activities                             16,900         342,416
                                                                          ------------    ------------

NET (DECREASE) INCREASE IN CASH                                                 (1,294)          9,230
  CASH, beginning of period                                                      2,390           8,954
                                                                          ------------    ------------
  CASH, end of period                                                     $      1,096    $     18,184
                                                                          ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                  $        600    $     14,582
                                                                          ============    ============
  Cash paid for taxes                                                     $         --    $         --
                                                                          ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
  Preferred stock issued for commitment and origination fee               $         --    $     60,000
                                                                          ============    ============

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and six-months ended September 30, 2002 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002.

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

The Company is actively seeking alternatives to its financial problems. One alternative may include the sale of the Company's business and assets. Management believes that any prospective sale of the Company's business and assets will reflect a value equal to or greater than the current carrying value of those assets. Another alternative is to raise capital through the sale of additional equity. If the Company sells new equity, management believes it will be at a price that will be massively dilutive to certain existing shareholders and result in a significant anti-dilution adjustment to the outstanding Series A Preferred stock and the common stock held by the original TSIH shareholders. There is no assurance the Company can sell new equity at any price.

The Company continues to perform certain research and development activities. However, the Company is not presently manufacturing engines and has no orders to produce engines for customers. As noted above, the Company may sell the business and its assets. Substantially all inventory at September 30, 2002 is designed and machined specifically for the Dyna-Cam engine. There would likely be little value, including salvage value, to another party other than a party that would manufacture the Dyna-Cam engine. However, if the Company is successful in raising additional equity, the inventory value is not impaired because the inventory items will be used by the Company to manufacture its engines.

(2) DUE TO RELATED PARTY

Due to related party consists of amounts due Aztore Holdings, Inc. ("AZTORE"), as shown in the table below. Aztore is a Phoenix, Arizona-based, investment and consulting company that holds various interests in companies and provides corporate restructuring and consulting services. Michael S. Williams and Lanny
R. Lang, officers and directors of the Company, are also officers and directors of Aztore. As of September 30, 2002, Aztore indirectly and directly owns approximately 15% of the Company's capital stock.

                                                      Sept. 30,      March 31,
                                                        2002           2002
                                                     -----------    -----------
                                                     (unaudited)
Secured Notes (see Note 4)                           $   355,900    $   345,000
Accrued interest on Secured Notes                         57,589         34,971
Consulting fees                                          262,225        202,225
Accrued interest on unpaid consulting fees                54,507         33,545
Out-of-pocket expenses                                        --          2,226
                                                     -----------    -----------
                                                     $   730,221    $   617,967
                                                     ===========    ===========

The Secured Notes relate to borrowings under a line of credit agreement (the "LOC") with Aztore (see Note 3). The consulting fees due to Aztore arise from an agreement dated March 31, 2000, pursuant to which Aztore provides financial consulting services. Aztore's fixed monthly fee for their services has been $10,000 since July 2001. Consulting fees expensed for the six-months ended September 30, 2002 were $60,000. Interest accrues at 1.5% per month on the unpaid balance of Aztore's consulting fees and totaled $20,962 for the six-months ended September 30, 2002.

(3) SECURED NOTES IN DEFAULT

The Company had an LOC with Aztore that expired and is currently in default. As of September 30, 2002, the Company owes $355,900 in Secured Notes related to the LOC, which are secured by a lien on all Company assets. Interest accrues at a default rate equal to 8% above the "prime rate." No interest has been paid since August 2001. Interest expense for the six-months ended September 30, 2002 totaled $22,618. The Secured Notes are convertible at Aztore's option into Series A preferred stock at $1.00 per share. Aztore has previously demanded immediate payment of its Secured Notes and further formally notified the Company of its ability and intent to take further actions to collect its Secured Notes and related liabilities (see Note 6).

(4) LONG-TERM DEBT

Long-term debt consists of the following:

                                                      Sept. 30,      March 31,
                                                        2002           2002
                                                     -----------    -----------
                                                     (unaudited)
Note payable to Bank of the West, interest at
  prime plus 2.75% (7.5% as of Sept. 30, 2002
  and March 31, 2002) per annum, monthly
  payments of $4,728, due November 24, 2008.
  Guaranteed by the SBA and personally by Mr.
  Palmer and three other individuals. In default     $   282,430    $   282,430

Note payable to finance company, interest at
  12.9% per annum, monthly payments of $492,
  due April 7, 2005. Vehicle sold in April 2002               --         15,763
                                                     -----------    -----------
                                                         282,430        298,193
Less: Current portion                                   (282,430)      (288,550)
                                                     -----------    -----------
                                                     $        --    $     9,643
                                                     ===========    ===========

The SBA Loan payment has not been made since February 2002 and the Bank of the West has declared the SBA Loan in default. Because the SBA Loan is in default, the entire balance is shown as a current liability as of September 30, 2002. On October 15, 2002, Bank of the West filed a lawsuit for collection of amounts due under the SBA loan (see Note 6).

(5) CAPITALIZED LEASE OBLIGATIONS

The Company leases certain equipment under capital leases that expire through 2007. All three of the Company's capital leases have been declared in default and the lessors have made formal demand that the lease payments be brought to a current status. Inability to cure these defaults may result in foreclosure or sale by the lessor of the equipment secured by the respective leases and litigation proceedings related to the lessors' collection, foreclosure or sale activities. Because the leases are in default, the entire accelerated principal balance of the leases, totaling $78,879, is shown as a current liability as of September 30, 2002.

On August 23, 2002, one of the lessors exercised their rights by taking possession of certain leased equipment secured by their lease. Because the Company is not currently manufacturing engines due to cash flow constraints, there has been no impact of this repossession on the operations of the Company.

On September 18, 2002, GE Capital filed a lawsuit for collection of amounts due under its equipment lease. On October 15, 2002, Bank of the West filed a lawsuit for collection of amounts due under its equipment lease (see Note 6).

(6) COMMITMENTS AND CONTINGENCIES

     LITIGATION

     On September 18, 2002, GE Capital Colonial Pacific Leasing Corporation filed a lawsuit in the Superior Court of the State of California, County of Los Angeles - Southwest Judicial District, naming the Company as defendant. The suit is for collection of amounts due under an equipment lease. The suit seeks approximately $18,000, plus additional interest and costs of collection, including attorneys fees. The Company is currently analyzing courses of action with respect to this claim.

     On October 15, 2002, Bank of the West filed a lawsuit in the Superior Court of the State of California, County of Los Angeles-Long Beach Division, naming the Company's predecessor, Dennis C. Palmer and Patricia J Wilks as defendants. The suit is for collection of amounts due under the SBA loan made to the Company's predecessor and an equipment lease. The SBA loan is guaranteed by Mr. Palmer and Ms. Wilks and secured by additional collateral pledged by these guarantors. The Company assumed payment of the SBA loan and equipment lease in connection with the acquisition of the assets of the Company's predecessor. The lender never acknowledged this assumption. The suit seeks approximately $284,000 related to the SBA loan and approximately $20,000 related to the equipment lease, plus additional interest and costs of collection, including attorney's fees. The Company has not been named in the lawsuit, but anticipates that it will be named in the future. The Company is currently analyzing possible courses of action with respect to these claims and believes the lender's claim against the Company is junior to claims of Aztore, a secured creditor.

     DEFAULTS ON INDEBTEDNESS AND LEASES

The Secured Notes due to Aztore related to the LOC are in default. Aztore has demanded immediate payment of the Secured Notes and related liabilities. The lease on the Company's manufacturing facility is in default due to non-payment since February 2002. If the Company is unable to cure the defaults with Aztore or the landlord, actions against the Company may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection. In either event, the ability of the Company to continue its operations will be severely impaired or may cease entirely.

All three of the Company's capital leases are in default and the lessors have made formal demand that the lease payments be brought current. Inability to cure the capital lease defaults has resulted in foreclosure of the equipment secured by one of the leases and ensuing litigation on the other two leases related to the lessors' collection and foreclosure activities (see "LITIGATION" above).

     EMPLOYMENT COMMITMENTS

On March 31, 2000, the Company executed five-year employment contracts with Dennis C. Palmer, the Company's Chief Engineer, and Patricia J. Wilks, the Company's former President. These employment contracts required exclusive service to the Company in exchange for minimum annual salaries of $60,000 each during the term of the contracts. On March 19, 2002, Ms. Wilks was terminated for cause. The aggregate commitment under Mr. Palmer's employment contract as of September 30, 2002 was $150,000. Mr. Palmer has not been paid since September 2001 and his deferred salary is included in accrued compensation on the accompanying balance sheet. This non-payment may expose the Company to claims by Mr. Palmer under his employment agreement or otherwise.

     TERMINATION OF MS. WILKS

On March 19, 2002, the Company terminated Ms. Wilks for cause. While the Company believes it has no further commitment under her employment contract, in the event her termination was to be adjudicated as without cause, the Company believes its maximum exposure could possibly be up to $180,000.

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

RESULTS OF OPERATIONS

     The following discussion should be read along with our financial statements and related notes included in this Form 10-QSB. We have continued as a development stage company during the six-months ended September 30, 2002.

     SIX-MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED) COMPARED TO THE SIX-MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED). We had no revenues during either six-month period. Our loss from operations for the six-months ended September 30, 2002 was $211,667 compared to a loss from operations for the six-months ended September 30, 2001 of $327,513.

     Research and development expenses decreased by $40,556 to $32,341 for the six-months ended September 30, 2002 compared to $72,897 for the six-months ended September 30, 2001. The decrease in research and development expenditures is due to the lack of capital to fund any such activities during the six-months ended September 30, 2002. The salary accrued to Dennis C. Palmer, our Chief Engineer, was unchanged and accounted for $30,000 in each period. Mr. Palmer has not been paid since September 2001.

     General and administrative expenses decreased by $70,798 to $58,712 for the six-months ended September 30, 2002 compared to $129,510 for the six-months ended September 30, 2001. The decrease was due in part to no salary expense for the six-months ended September 30, 2002 for Patricia J. Wilks, who was terminated on March 19, 2002, compared to $30,000 for the six-months ended September 30, 2001. All categories of general and administrative expenses decreased for the six-months ended September 30, 2002 due to lack of funding. Lease expense for our manufacturing facility was $16,800 for both the six-months ended September 30, 2002 and 2001. This lease is in default due to non-payment since February 2002.

     Legal and professional fees increased by $8,007 to $89,528 for the six-months ended September 30, 2002 compared to $81,521 for the six-months ended September 30, 2001. The increase is due to an increase in financial consulting fees accrued to Aztore Holdings, Inc. ("AZTORE"), offset by a decrease in legal fees. Aztore's fees were $60,000 for the six-months ended September 30, 2002 ($10,000 per month) compared to $30,000 for the six-months ended September 30, 2001 when Aztore settled a fee dispute and waived its monthly fee for three months. Aztore has significantly increased its management activity since March 22, 2002 when Michael S. Williams, an officer and director of Aztore, became our Chief Executive Officer. Accrued management fees of $262,225 are due to Aztore as of September 30, 2002.

     Depreciation and amortization decreased by $12,499 to $31,086 for the six-months ended September 30, 2002 compared to $43,585 for the six-months ended September 30, 2001. Capital constraints prohibited the acquisition of additional equipment during the six-months ended September 30, 2002 and we sold a vehicle during the current period.

     Interest expense decreased by $31,327 to $62,955 for the six-months ended September 30, 2002 compared to $94,282 for the six-months ended September 30, 2001. Included in interest expense for the six-months ended September 30, 2001 is a financing cost of $60,000, related to 60,000 shares of Series A Preferred stock issued to Aztore in April 2001 as a loan commitment and origination fee for a line of credit (the "LOC"). Excluding this $60,000 financing charge in the prior period, interest expense actually increased $28,673 for the six-months ended September 30, 2002. The increase is primarily due to an increase in the Secured Notes due to Aztore under the LOC (see "LINE OF CREDIT" below).

     Other income of $963 for the six-months ended September 30, 2002 is a gain recorded on the sale of a vehicle.

     As a result of the above, our net loss for the six-months ended September 30, 2002 was $273,659 or $.008 per share. This compares to a net loss for the six-months ended September 30, 2001 of $421,764 or $.012 per share.

     THREE-MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED) COMPARED TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED). We had no revenues during either three-month period. Our loss from operations for the three-months ended September 30, 2002 was $103,535 compared to a loss from operations for the three-months ended September 30, 2001 of $211,433.

     Research and development expenses decreased by $41,091 to $14,976 for the three-months ended September 30, 2002 compared to $56,067 for the three-months ended September 30, 2001. There were no research and development expenditures for the three-months ended September 30, 2002 due to lack of funding. The salary accrued to Dennis C. Palmer, our Chief Engineer, was unchanged and accounted for $15,000 of the research and development costs in each period. Mr. Palmer's salary was the sole research and development expense for the three-months ended September 30, 2002, and this amount was reduced by a credit for shop equipment refunded.

     General and administrative expenses decreased by $46,121 to $25,505 for the three-months ended September 30, 2002 compared to $71,626 for the three-months ended September 30, 2001. The decrease was due in part to no salary expense for the three-months ended September 30, 2002 for Patricia J. Wilks, who was terminated on March 19, 2002, compared to $15,000 for the three-months ended September 30, 2001. All categories of general and administrative expenses decreased for the three-months ended September 30, 2002 due to lack of funding. Lease expense for our manufacturing facility was $8,400 for both the three-months ended September 30, 2002 and 2001. This lease is in default due to non-payment since February 2002.

     Legal and professional fees decreased by $14,277 to $47,581 for the three-months ended September 30, 2002 compared to $61,858 for the three-months ended September 30, 2001. The decrease is due to reduced legal, audit and tax preparation fees. Aztore's fees were $30,000 for each of the three-month periods. Aztore has significantly increased its management activity since March 22, 2002 when Mr. Williams, an officer and director of Aztore, became our Chief Executive Officer.

     Depreciation and amortization decreased by $6,409 to $15,473 for the three-months ended September 30, 2002 compared to $21,882 for the three-months ended September 30, 2001. Capital constraints prohibited the acquisition of additional equipment during the three-months ended September 30, 2002.

     Interest expense decreased by $22,061 to $33,089 for the three-months ended September 30, 2002 compared to $55,150 for the three-months ended September 30, 2001. Included in interest expense for the three-months ended September 30, 2001 is a financing cost of $20,000, related to 60,000 shares of Series A Preferred stock issued to Aztore in April 2001 as a loan commitment and origination fee for the LOC. Excluding this $20,000 financing charge, interest expense actually decreased only $2,061 for the three-months ended September 30, 2002.

     As a result of the above, our net loss for the three-months ended September 30, 2002 was $136,624 or $.004 per share. This compares to a net loss for the three-months ended September 30, 2001 of $266,583 or $.008 per share.

LIQUIDITY AND CAPITAL RESOURCES

     SEPTEMBER 30, 2002 (UNAUDITED) COMPARED TO SEPTEMBER 30, 2001 (UNAUDITED). From inception through September 30, 2002, we have been a development stage company. No engines have been available for sale. Financing in the past has been from both equity placements and loan borrowings. As of September 30, 2002, cash and cash equivalents were $1,096, a decrease of $1,294 from the total of $2,390 as of March 31, 2002. As of September 30, 2001, cash and cash equivalents were $18,184, an increase of $9,230 from the total of $8,954 as of March 31, 2001.

     Cash used to support operations, after non-cash charges, was $243,536 for the six-months ended September 30, 2002 compared to $328,179 for the six-months ended September 30, 2001. For the six-months ended September 30, 2002, cash was provided by an increase in accounts payable, accrued compensation, accrued interest, customer deposits and amounts due to Aztore totaling $225,342 compared to cash provided of only $24,611 for the six-months ended September 30, 2001 from the same sources.

     We had no capital equipment purchases for the six-months ended September 30, 2002 compared to $29,618 for the six-months ended September 30, 2001.

     Cash provided by financing activities was $16,900 for the six-months ended September 30, 2002, consisting of $6,000 borrowed from an unrelated individual and $10,900 borrowed from Aztore on additional Secured Notes. There were no principal repayments on our notes payable or capitalized leases during the six-months ended September 30, 2002, all of which are in default. Comparatively, for the six-months ended September 30, 2001, we operated on $330,000 of cash borrowings under the LOC, $21,750 from the sale of preferred stock and $22,942 borrowed under a capitalized lease obligation. In addition to supporting operations, this cash was used to make principal payments of $15,579 on notes payable and $16,697 on capitalized leases for the six-months ended September 30, 2001.

     SECURED NOTES IN DEFAULT. We had an LOC with Aztore that expired on October 31, 2001 and is in default. As of September 30, 2002, we owe Aztore $355,900 in Secured Notes related to the LOC, which are secured by a lien on all our assets. Interest accrues at a default rate equal to 8% above the "prime rate." No interest has been paid since August 2001. Interest expense for the six-months ended September 30, 2002 totaled $22,618. The Secured Notes are convertible at

Aztore's option into Series A preferred stock at $1.00 per share. Aztore had demanded immediate payment of its Secured Notes and related liabilities.

     CAPITAL LEASES IN DEFAULT. All three of our capital leases have been declared in default and the lessors have made formal demand that the lease payments be brought current. On August 23, 2002, one of the lessors exercised their rights by taking possession of certain leased equipment secured by their lease. On September 18, 2002, GE Capital filed a lawsuit and on October 15, 2002, Bank of the West filed a lawsuit, both for collection of amounts due under their respective equipment leases.

     SBA LOAN AND LITIGATION. We have defaulted on payments of indebtedness due to the Bank of the West, guaranteed by the Small Business Administration (the "SBA LOAN"), that was used by our predecessor to purchase machinery and equipment and provide working capital during 1998. On June 10, 2002, the Bank of the West declared the SBA Loan in default and made formal demand that the SBA Loan be brought current. On October 15, 2002, Bank of the West filed a lawsuit naming our predecessor, Mr. Palmer and Ms. Wilks as defendants. The suit is for collection of amounts due under the SBA loan and an equipment lease. The SBA loan is guaranteed by Mr. Palmer and Ms. Wilks and secured by additional collateral pledged by these guarantors. We assumed payment of the SBA loan and equipment lease in connection with the acquisition of the assets of our predecessor effective March 31, 2000. The lender never acknowledged this assumption. We have not been named in the lawsuit, but we anticipate that Dyna-Cam will be named in the future. We are currently analyzing possible courses of action with respect to these claims and believe the lender's claim against us is junior to claims of Aztore, a secured creditor. Inability to cure the SBA Loan default may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection.

     DEBT STRUCTURE AS OF SEPTEMBER 30, 2002. As of September 30, 2002, we owed $355,900 to Aztore for Secured Notes related to the LOC, plus accrued and unpaid interest of $57,589 on these Secured Notes. These Secured Notes are secured by all of Dyna-Cam's assets. Our SBA loan balance as of September 30, 2002 was $282,430. The SBA Loan is also secured by all of Dyna-Cam's assets and is further guaranteed by Mr. Palmer and Ms. Wilks, Dyna-Cam's majority shareholders. There is no additional borrowing capacity on the SBA Loan, which requires monthly payments of approximately $4,700. We have a loan of $30,000 from an unaffiliated individual, which is outstanding as of September 30, 2002 and in default. Ms. Wilks and Mr. Palmer have pledged their Dyna-Cam common stock to this individual to guarantee this loan. We have a loan of $6,000 from another unaffiliated individual under similar terms, which is due on demand. Because we have no cash flow from operations, all payments on our debt obligations, of which there have been none during the three-months ended September 30, 2002, will only be made from new borrowings or from proceeds from the sale of equity. See "PLAN OF OPERATIONS."

PLAN OF OPERATIONS

     Our current plan of operations is focussed on seeking alternatives to our financial problems. One alternative may include the sale of Dyna-Cam's business and assets. See "POTENTIAL SALE OF BUSINESS AND ASSETS." Another alternative is to raise additional financing through the sale of additional equity. If we sell new equity, we believe it will be at a price that will be massively dilutive to certain existing shareholders and result in a significant anti-dilution adjustment to the outstanding Series A Preferred stock and the common stock held by the original TSIH shareholders. There is no assurance we can sell new equity at any price. If investor disinterest in our equity offerings continues, we will have to execute more aggressive capital plans or cease operations entirely.

     Our original plan of operations, which contemplated adequate funding, was for Dyna-Cam to produce up to five engines per month starting in December 2001. We planned on testing the current version of the Dyna-Cam Engine in an actual aircraft installation prior to starting production. We have not achieved an installation nor delivered an engine to a third party. We have produced two engines that could be shipped, but these engines are not 100% identical to our expected final production engines.

     Our working capital has been constrained since early in calendar year 2001 and the current prospects for additional funding are still very uncertain. For the six-months ended September 30, 2002, we operated on $6,000 borrowed from an unrelated individual and $10,900 from Aztore on additional Secured Notes. Comparatively, for the six-months ended September 30, 2001, we operated on $330,000 of cash borrowings under the LOC and $21,750 from the sale of preferred stock. The offering of preferred stock expired October 31, 2001. We attribute the lack of new equity funding to our inability to manufacture engines, our inability to install an engine in an airplane and the general down turn in the financial markets.

POTENTIAL SALE OF BUSINESS AND ASSETS

     We are actively seeking alternatives to our financial problems. One alternative may include the sale of Dyna-Cam's business and assets. An LOC Rights Agreement with Aztore states that the Board of Directors cannot approve the sale of Dyna-Cam's business and assets without approval of a super majority (four out of five members) of the Board of Directors.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Based on the most recent evaluation, which was completed within 90 days of the filing of this report, our Chief Executive Officer and Principal Accounting Officer believes that the Company's disclosure controls and procedures are effective and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     GE CAPITAL

     On September 18, 2002, GE Capital Colonial Pacific Leasing Corporation filed a lawsuit in the Superior Court of the State of California, County of Los Angeles - Southwest Judicial District, naming the Company as defendant. The suit is for collection of amounts due under an equipment lease. The suit seeks approximately $18,000, plus additional interest and costs of collection, including attorneys fees. The Company is currently analyzing courses of action with respect to this claim.

     BANK OF THE WEST

     On October 15, 2002, Bank of the West filed a lawsuit in the Superior Court of the State of California, County of Los Angeles-Long Beach Division, naming the Company's predecessor, Dennis C. Palmer and Patricia J Wilks as defendants. The suit is for collection of amounts due under the SBA loan made to the

Company's predecessor and an equipment lease. The SBA loan is guaranteed by Mr. Palmer and Ms. Wilks and secured by additional collateral pledged by these guarantors. The Company assumed payment of the SBA loan and equipment lease in connection with the acquisition of the assets of the Company's predecessor. The lender never acknowledged this assumption. The suit seeks approximately $284,000 related to the SBA loan and approximately $20,000 related to the equipment lease, plus additional interest and costs of collection, including attorney's fees. The Company has not been named in the lawsuit, but anticipates that it will be named in the future. The Company is currently analyzing possible courses of action with respect to these claims and believes the lender's claim against the Company is junior to claims of Aztore, a secured creditor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     We owe Aztore $355,900 in Secured Notes that are in default and which are secured by a lien on all our assets. Interest accrues at a default rate equal to 8% above the "prime rate." No interest has been paid since August 2001 and Aztore is owed accrued interest of $57,589 as of September 30, 2002. The Secured Notes are convertible at Aztore's option into Series A preferred stock at $1.00 per share. Aztore has demanded immediate payment of its Secured Notes and further formally notified the Company of its ability and intent to take further actions to collect its Secured Notes and related liabilities.

     Management is evaluating the potential of a sale of our business and assets or considering seeking additional debt or equity capital to cure the default with Aztore. There is no assurance that we will be able to reach an agreement with Aztore or that we will obtain additional capital on acceptable terms or at all. If we sell new equity, we believe it will be at a price that will be massively dilutive to certain existing shareholders and result in a significant anti-dilution adjustment to the outstanding Series A Preferred stock and the common stock held by the original TSIH shareholders. There is no assurance we can sell new equity at any price. If we are unable to enter into a satisfactory agreement with Aztore, or obtain additional capital, actions against us, as a result of this defaulted indebtedness, may result in foreclosure proceedings, forced liquidation of assets or filing for bankruptcy protection. In any such event, our ability to continue operations will be severely impaired or we may cease operations.

ITEM 5. OTHER INFORMATION

CHANGES TO OUR MANAGEMENT AND BOARD OF DIRECTORS

     On August 8, 2002, Dennis C. Palmer and Patricia J. Wilks, majority common shareholders of Dyna-Cam through their ownership of Palmer Holdings, Ltd. ("PHL"), voluntarily resigned as members of the Board of Directors. Mr. Palmer and Ms. Wilks had served on the Board of Directors since March 31, 2000 and previously were the officers and directors of DCEC California, our predecessor. Mr. Palmer continues as our Executive Vice President and Chief Engineer. Jack E. Dahl, our President, was named to the Board of Directors to fill one of these vacancies. Mr. Dahl previously served on our Board of Director from November 3, 2000 until January 11, 2002. With these changes, there are currently four members on our Board of Directors; including Michael S. Williams, our Chief Executive Officer, Jack E. Dahl, our President, Lanny R. Lang, our Secretary and Treasurer, and Danny R. Hyde. Messrs. Williams and Lang are also officers and directors of Aztore.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits:

          99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

          99.2 Certification of Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

     b.   Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who have been duly authorized.

Date: November 13, 2002

                                       DYNA-CAM ENGINE CORPORATION


                                       By: /s/ Michael S. Williams
                                           -------------------------------------
                                           Michael S. Williams
                                           Chief Executive Officer


                                       By: /s/ Jack E. Dahl
                                           -------------------------------------
                                           Jack E. Dahl
                                           President and Chief Operating Officer
                                           (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Michael S. Williams, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Dyna-Cam Engine Corporation ("DYNA-CAM") on Form 10-QSB for the quarterly period ended September 30, 2002 ("REPORT") that:

(1) I have reviewed this Report;

(2) based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

(3) based on my knowledge, the financial statements and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of Dyna-Cam as of, and for the periods presented in this Report;

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Dyna-Cam and I have: (a) designed such disclosure controls and procedures to ensure that material information relating to Dyna-Cam is made known to me by others, particularly during the period in which this Report is being prepared; (b) evaluated the effectiveness of Dyna-Cam's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "EVALUATION DATE"); and (c) presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

(5) I have disclosed, based on my most recent evaluation, to our auditors and the audit committee of our board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

(6) I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       By: /s/ Michael S. Williams
                                           -------------------------------------
                                           Michael S. Williams
                                           Chief Executive Officer

I, Jack E. Dahl, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Dyna-Cam Engine Corporation ("DYNA-CAM") on Form 10-QSB for the quarterly period ended September 30, 2002 ("REPORT") that:

(1) I have reviewed this Report;

(2) based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

(3) based on my knowledge, the financial statements and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of Dyna-Cam as of, and for the periods presented in this Report;

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Dyna-Cam and I have: (a) designed such disclosure controls and procedures to ensure that material information relating to Dyna-Cam is made known to me by others, particularly during the period in which this Report is being prepared; (b) evaluated the effectiveness of Dyna-Cam's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "EVALUATION DATE"); and (c) presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

(5) I have disclosed, based on my most recent evaluation, to our auditors and the audit committee of our board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

(6) I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       By: /s/ Jack E. Dahl
                                           -------------------------------------
                                           Jack E. Dahl
                                           President and Chief Operating Officer
                                           (Principal Accounting Officer)