Form 10QSB
period 2002-12-31
DYNA CAM
filed 2003-02-14
CIK 1124394

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 2002

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

     The number of shares outstanding of the registrant's common equity as of January 31, 2003 was 35,014,635 shares of common stock, par value $.001.

   Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                            INDEX TO THE FORM 10-QSB
                   FOR THE NINE-MONTHS ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION................................................  2

ITEM 1. FINANCIAL STATEMENTS.................................................  2

     Balance Sheets as of December 31, 2002 (unaudited) and March 31, 2002...  2

     Statements of Operations for the three-months and nine-months ended
       December 31, 2002 and 2001 (unaudited)................................  3

     Statements of Cash Flows for the nine-months ended December 31, 2002 and 2001 (unaudited) .................................................  4

     Statements of Cash Flows for the nine-months ended December 31, 2002 and 2001 (unaudited) .................................................  5

     Notes to the Financial Statements ......................................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION........... 10

ITEM 3. CONTROLS AND PROCEDURES.............................................. 16


PART II. OTHER INFORMATION................................................... 16

ITEM 1. LEGAL PROCEEDINGS.................................................... 16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................... 17

ITEM 5. OTHER INFORMATION.................................................... 17

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K..................................... 17

SIGNATURES................................................................... 19

CERTIFICATIONS............................................................... 19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                                 BALANCE SHEETS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                           Dec. 31,      March 31,
                                   ASSETS                                    2002          2002
                                                                         -----------    -----------
                                                                         (unaudited)
Current assets:
   Cash and cash equivalents                                             $       385    $     2,390
   Prepaid expenses and deposits                                                 533            533
   Inventory                                                                 179,787        179,787
                                                                         -----------    -----------
         Total current assets                                                180,705        182,710

Machinery and equipment, net                                                 180,324        241,659
Patents and intellectual property rights                                          --             --
                                                                         -----------    -----------
                                                                         $   361,029    $   424,369
                                                                         ===========    ===========
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                      $   124,649    $    67,378
   Due to related party                                                      793,115        617,967
   Accrued compensation                                                      174,564         84,564
   Accrued interest payable                                                   34,590          5,520
   Customer deposits                                                          24,100         23,000
   Short-term borrowings                                                      36,000         30,000
   Current portion of long-term debt and capitalized lease obligations       361,309        319,692
                                                                         -----------    -----------
        Total current liabilities                                          1,548,327      1,148,121

Long-term debt, less current portion                                              --          9,643
Capitalized lease obligations, less current portion                               --         47,737
Commitments and contingencies                                                     --             --
                                                                         -----------    -----------
         Total liabilities                                                 1,548,327      1,205,501
                                                                         -----------    -----------
Stockholders' deficit:

   Preferred stock - Series A; $1.00 liquidation value, authorized
     6,000,000 shares, 1,447,199 shares issued and outstanding             1,447,199      1,447,199
   Preferred stock; $.001 par value, authorized 4,000,000 shares, no
     shares designated, issued and outstanding                                    --             --
   Common stock; $.001 par value, authorized 65,000,000 shares,
     35,014,635 shares issued and outstanding                                 35,015         35,015
   Additional paid in capital                                                541,627        541,627
   Accumulated deficit                                                    (3,211,139)    (2,804,973)
                                                                         -----------    -----------
         Total stockholders' deficit                                      (1,187,298)      (781,132)
                                                                         -----------    -----------
                                                                         $   361,029    $   424,369
                                                                         ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                            STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                             Three-months ended Dec. 31,        Nine-months ended Dec. 31,
                                            -----------------------------     -----------------------------    Inception to
                                               2002               2001               2002             2001     Dec. 31, 2002
                                            ------------     ------------     ------------     ------------     ------------
                                                     (unaudited)                       (unaudited)               (unaudited)

REVENUES:                                   $         --     $         --     $         --     $         --     $         --
                                            ------------     ------------     ------------     ------------     ------------

OPERATING EXPENSES:
   Research and development                       15,000           20,050           47,341           92,947          720,636
   General and administrative                     25,229           68,215           83,941          197,725        1,275,400
   Legal and professional fees                    42,389           54,536          131,917          136,057          739,904
   Depreciation and amortization                  15,449           19,970           46,535           63,555          378,375
                                            ------------     ------------     ------------     ------------     ------------
         Total operating expenses                 98,067          162,771          309,734          490,284        3,114,315
                                            ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                             (98,067)        (162,771)        (309,734)        (490,284)      (3,114,315)
                                            ------------     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
   Interest expense                              (34,440)         (38,115)         (97,395)        (132,397)        (693,200)
   Interest income                                    --               35               --               66           19,157
   Grant income                                       --               --               --               --          442,295
   Other income (expense)                             --           18,152              963           18,152          (54,755)
                                            ------------     ------------     ------------     ------------     ------------
         Total other expense                     (34,440)         (19,928)         (96,432)        (114,179)        (286,503)
                                            ------------     ------------     ------------     ------------     ------------

EXTRAORDINARY ITEM                                    --               --               --               --          189,679
                                            ------------     ------------     ------------     ------------     ------------
NET LOSS                                    $   (132,507)    $   (182,699)    $   (406,166)    $   (604,463)    $ (3,211,139)
                                            ============     ============     ============     ============     ============

NET LOSS PER COMMON SHARE:
     Basic                                  $     (0.004)    $     (0.005)    $     (0.012)    $     (0.017)    $     (0.102)
                                            ============     ============     ============     ============     ============
     Diluted                                $     (0.004)    $     (0.005)    $     (0.012)    $     (0.017)    $     (0.102)
                                            ============     ============     ============     ============     ============

WEIGHTED AVE. COMMON SHARES OUTSTANDING:
     Basic                                    35,014,635       35,014,635       35,014,635       35,014,635       31,528,795
                                            ============     ============     ============     ============     ============
     Diluted                                  35,014,635       35,014,635       35,014,635       35,014,635       31,528,795
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
                          (A DEVELOPMENT STAGE COMPANY)

                                                               Nine-months ended Dec. 31,
                                                               --------------------------
                                                                  2002           2001
                                                                ---------     ---------
                                                                       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(406,166)    $(604,463)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation                                                  46,535        63,555
     Amortization of commitment and origination fee                    --        60,000
     Gain on sale of equipment                                       (963)      (18,152)
     Changes in assets and liabilities-
       Increase in inventory                                           --       (10,373)
       Increase in accounts receivable                                 --        (1,000)
       Increase in prepaid expenses and deposits                       --          (533)
       Increase (decrease) in accounts payable                     57,271         3,617
       Increase in due to related party                           155,298       125,075
       Increase in accrued compensation                            90,000            --
       Increase in accrued interest payable                        29,070            --
       Increase in customer deposits                                1,100         9,000
                                                                ---------     ---------
         Net cash used in operating activities                    (27,855)     (373,274)
                                                                ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of machinery and equipment                                 --        (7,378)
   Proceeds from sale of airplane                                      --        87,000
                                                                ---------     ---------
         Net cash provided by (used in) investing activities           --        79,622
                                                                ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of preferred stock, net of placement fees                  --        21,750
   Borrowings on notes payable                                      6,000            --
   Repayments on notes payable                                         --       (23,663)
   Borrowings under secured line of credit                         19,850       345,000
   Borrowings through capitalized lease obligation                     --            --
   Principal repayments on capitalized leases                          --       (22,883)
                                                                ---------     ---------
         Net cash provided by financing activities                 25,850       320,204
                                                                ---------     ---------

NET (DECREASE) INCREASE IN CASH                                    (2,005)       26,552
     CASH, beginning of period                                      2,390         8,954
                                                                ---------     ---------
     CASH, end of period                                        $     385     $  35,506
                                                                =========     =========

                                  - Continued -

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                  - Continued -

                                                                Nine-months ended Dec. 31,
                                                                --------------------------
                                                                   2002             2001
                                                                ---------        ---------
(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                        $     --         $31,899
                                                                 ========         =======
   Cash paid for taxes                                           $     --         $    --
                                                                 ========         =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCIAL ACTIVITIES:
    Preferred stock issued for commitment and origination fee    $     --         $60,000
                                                                 ========         =======

    Machinery and equipment acquired under capitalized leases    $     --         $22,942
                                                                 ========         =======

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

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

The Company is developing a unique axial cam-drive, free piston, internal combustion engine. The Company continues to perform certain research and development activities related to the Dyna-Cam Engine. However, the Company is not presently manufacturing engines and has no orders to produce engines for customers. (See "GOING CONCERN AND POTENTIAL SALE OF THE COMPANY'S ASSETS" below.) The Company intends to manufacture, market and sell the Dyna-Cam Engine, initially targeting the kitbuilt experimental aircraft market. The Company's manufacturing facility is located in Torrance, California and its corporate headquarters is located in Phoenix, Arizona.

     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and nine-months ended December 31, 2002 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002.

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

The Company is actively seeking alternatives to its financial problems. One alternative may include the sale of the Company's business and assets. Management believes that any prospective sale of the Company's business and assets will reflect a value equal to or greater than the current carrying value of those assets. Another alternative is to raise capital through the sale of additional equity. If the Company sells new equity, it will most likely be at a price that will be massively dilutive to certain existing shareholders and result in a significant anti-dilution adjustment to the outstanding Series A Preferred stock and the common stock held by the original TSIH shareholders. There is no assurance the Company can sell new equity at any price.

The Company continues to perform certain research and development activities related to the Dyna-Cam Engine. However, the Company is not presently manufacturing engines and has no orders to produce engines for customers. Substantially all inventory at December 31, 2002 is designed and machined specifically for the Dyna-Cam Engine. There would likely be little value, including salvage value, to another party other than a party that intends to manufacture the Dyna-Cam Engine. However, if the Company is successful in raising additional equity, the inventory value is not impaired because the inventory items will be used by the Company to manufacture its engines.

(2) DUE TO RELATED PARTY

Due to related party consists of amounts due Aztore Holdings, Inc. ("AZTORE"), as shown in the table below. Aztore is a Phoenix, Arizona-based, investment and consulting company that holds various interests in companies and provides corporate restructuring and consulting services. Michael S. Williams and Lanny
R. Lang, officers and directors of the Company, are also officers and directors of Aztore. As of December 31, 2002, Aztore indirectly and directly owns approximately 15% of the Company's capital stock.

                                                        Dec. 31,       March 31,
                                                          2002           2002
                                                        --------       --------
                                                       (unaudited)
Secured Notes                                           $364,850       $345,000
Accrued interest on Secured Notes                         69,048         34,971
Consulting fees                                          292,225        202,225
Accrued interest on unpaid consulting fees                66,992         33,545
Out-of-pocket expenses                                        --          2,226
                                                        --------       --------
                                                        $793,115       $617,967
                                                        ========       ========

The Secured Notes relate to borrowings under a line of credit agreement (the "LOC") with Aztore (see Note 3). The consulting fees due to Aztore arise from an agreement dated March 31, 2000, pursuant to which Aztore provides financial consulting services. Aztore's fixed monthly fee for their services has been $10,000 since July 2001. Consulting fees expensed for the nine-months ended December 31, 2002 were $90,000. Interest accrues at 1.5% per month on the total unpaid balance of Aztore's consulting fees and was $33,447 for the nine-months ended December 31, 2002.

(3) SECURED NOTES IN DEFAULT

The Company had an LOC with Aztore that expired and is currently in default. As of December 31, 2002, the Company owes $364,850 in Secured Notes related to the LOC, which are secured by a lien on all Company assets. Interest accrues at a default rate equal to 8% above the "prime rate." No interest has been paid since August 2001. Interest expense related to the Secured Notes for the nine-months ended December 31, 2002 totaled $34,077. The Secured Notes are convertible at Aztore's option into Series A preferred stock at $1.00 per share. Aztore has previously demanded payment of its Secured Notes and further formally notified the Company of its intent to take further actions to collect its Secured Notes and related liabilities (see Note 6).

(4) LONG-TERM DEBT

Long-term debt consists of the following:

                                                        Dec. 31,       March 31,
                                                          2002           2002
                                                        --------       --------
                                                       (unaudited)

Note payable to Bank of the West, interest at
  prime plus 2.75% (7.0% as of Dec. 31, 2002 and
  March 31, 2002) per annum, monthly payments of
  $4,728, due November 24, 2008. Guaranteed by the
  SBA and personally by Mr. Palmer and three other
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
                                                       =========      =========

The SBA Loan payment has not been made since February 2002 and the Bank of the West has declared the SBA Loan in default. Because the SBA Loan is in default, the entire balance is shown as a current liability as of December 31, 2002. On October 15, 2002, Bank of the West filed a lawsuit for collection of amounts due under the SBA loan (see Note 6).

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

Because the leases are in default, the entire accelerated principal balance of the leases, totaling $78,879, is shown as a current liability as of December 31, 2002.

On August 23, 2002, one of the lessors exercised their rights by taking possession of certain leased equipment secured by their lease. Because the Company is not currently manufacturing engines due to cash flow constraints, there has been no impact of this repossession on the operations of the Company.

On September 18, 2002, GE Capital Colonial Pacific Leasing Corporation ("GE CAPITAL") filed a lawsuit for collection of amounts due under its equipment lease. On October 15, 2002, Bank of the West filed a lawsuit for collection of amounts due under its equipment lease (see Note 6).

(6) COMMITMENTS AND CONTINGENCIES

     LITIGATION

On September 18, 2002, GE Capital filed a lawsuit in the Superior Court of the State of California, County of Los Angeles - Southwest Judicial District, naming the Company as defendant. The suit is for collection of amounts due under an equipment lease. The suit seeks approximately $18,000, plus additional interest and costs of collection, including attorneys fees. The Company is analyzing its course of action with respect to this claim.

On October 15, 2002, Bank of the West filed a lawsuit in the Superior Court of the State of California, County of Los Angeles-Long Beach Division, naming the Company's predecessor, Dennis C. Palmer and Patricia J Wilks as defendants. The suit is for collection of amounts due under the SBA loan made to the Company's predecessor and an equipment lease. The SBA loan is guaranteed by Mr. Palmer and Ms. Wilks and secured by additional collateral pledged by these guarantors. The Company assumed payment of the SBA loan and equipment lease in connection with the acquisition of the assets of the Company's predecessor. The lender never acknowledged this assumption. The suit seeks approximately $284,000 related to the SBA loan and approximately $20,000 related to the equipment lease, plus additional interest and costs of collection, including attorney's fees. The Company has not been named in the lawsuit, but anticipates that it will be named in the future. The Company is analyzing its course of action with respect to these claims and believes the lender's claim against the Company is junior to claims of Aztore, a secured creditor.

     DEFAULTS ON INDEBTEDNESS AND LEASES

The Secured Notes due to Aztore related to the LOC are in default. Aztore has demanded immediate payment of the Secured Notes and related liabilities. The lease on the Company's manufacturing facility is in default due to non-payment from February 2002 through September 2002. The Company has paid rent on its manufacturing facility since September 2002. If the Company is unable to cure the defaults with Aztore or the landlord, actions against the Company may result in foreclosure proceedings, liquidation of assets or filing for bankruptcy protection. In either event, the Company's ability to continue its operations will be severely impaired or may cease entirely.

All three of the Company's capital leases are in default and the lessors have made formal demand that the lease payments be brought current. Inability to cure the capital lease defaults has resulted in foreclosure of the equipment secured by one of the leases and ensuing litigation on the other two leases related to the lessors' collection and foreclosure activities (see "LITIGATION" above).

     EMPLOYMENT COMMITMENTS

On March 31, 2000, the Company executed five-year employment contracts with Dennis C. Palmer, the Company's Chief Engineer, and Patricia J. Wilks, the Company's former President. These employment contracts required exclusive service to the Company in exchange for minimum annual salaries of $60,000 each during the term of the contracts. On March 19, 2002, Ms. Wilks was terminated for cause. While the Company believes it has no further commitment under her employment contract, in the event her termination was to be adjudicated as without cause, the Company believes its maximum exposure could possibly be up to $180,000. The aggregate remaining commitment under Mr. Palmer's employment contract as of December 31, 2002 was $135,000. Mr. Palmer has not been paid since September 2001 and his deferred salary is included in accrued compensation on the accompanying balance sheet. This non-payment may expose the Company to claims by Mr. Palmer under his employment agreement or otherwise.

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

INTRODUCTION

     Dyna-Cam Engine Corporation, our predecessor, was originally incorporated in California in 1993 ("DCEC CALIFORNIA"). TSI Handling, Inc. ("TSIH") was incorporated in Nevada in July 1999. Effective March 31, 2000, TSIH acquired all of the assets of DCEC California in exchange for 30,000,000 shares of TSIH common stock and 200,000 shares of TSIH Series A Preferred stock, plus the assumption of scheduled DCEC California liabilities (the "ASSET ACQUISITION"). TSIH subsequently amended its Articles of Incorporation to change its name to Dyna-Cam Engine Corporation ("DYNA-CAM"). We are developing a unique, axial cam-drive, free piston, internal combustion engine. We continue to perform certain research and development activities related to the Dyna-Cam Engine. However, we are not presently manufacturing engines and have no orders to produce engines for customers. We intend to manufacture, market and sell the Dyna-Cam Engine, initially targeting the kitbuilt experimental aircraft market.

RESULTS OF OPERATIONS

     The following discussion should be read along with our financial statements and related notes included in this Form 10-QSB. We have continued as a development stage company during the nine-months ended December 31, 2002.

     NINE-MONTHS ENDED DECEMBER 31, 2002 (UNAUDITED) COMPARED TO THE NINE-MONTHS ENDED DECEMBER 31, 2001 (UNAUDITED). We had no revenues during either nine-month period. Our loss from operations for the nine-months ended December 31, 2002 was $309,734 compared to a loss from operations for the nine-months ended December 31, 2001 of $490,284.

     Research and development expenses decreased by $45,606 to $47,341 for the nine-months ended December 31, 2002 compared to $92,947 for the nine-months ended December 31, 2001. The decrease in research and development expenditures is due to the lack of capital to fund any such activities during the nine-months ended December 31, 2002. The salary accrued to Dennis C. Palmer, our Chief Engineer, was unchanged and accounted for $45,000 in each period. Mr. Palmer has not been paid since September 2001.

     General and administrative expenses decreased by $113,784 to $83,941 for the nine-months ended December 31, 2002 compared to $197,725 for the nine-months ended December 31, 2001. The decrease was due in part to no salary expense for the nine-months ended December 31, 2002 for Patricia J. Wilks, who was terminated on March 19, 2002, compared to $45,000 for the nine-months ended December 31, 2001. All categories of general and administrative expenses decreased for the nine-months ended December 31, 2002 due to lack of funding.

     Legal and professional fees decreased by $4,140 to $131,917 for the nine-months ended December 31, 2002 compared to $136,057 for the nine-months ended December 31, 2001. Aztore's fees were $90,000 for the nine-months ended December 31, 2002 ($10,000 per month) compared to $60,000 for the nine-months ended December 31, 2001 when Aztore settled a fee dispute and waived its monthly fee for three months. Aztore has significantly increased its management activity since March 22, 2002 when Michael S. Williams, an officer and director of Aztore, became our Chief Executive Officer.

     Depreciation and amortization decreased by $17,020 to $46,535 for the nine-months ended December 31, 2002 compared to $63,555 for the nine-months ended December 31, 2001. Capital constraints prohibited the acquisition of additional equipment during the nine-months ended December 31, 2002 and we sold a vehicle during the current period.

     Interest expense decreased by $35,002 to $97,395 for the nine-months ended December 31, 2002 compared to $132,397 for the nine-months ended December 31, 2001. Included in interest expense for the nine-months ended December 31, 2001 is a financing cost of $60,000, related to 60,000 shares of Series A Preferred stock issued to Aztore in April 2001 as a loan commitment and origination fee for a line of credit (the "LOC"). Excluding this $60,000 financing charge in the prior period, interest expense actually increased $24,998 for the nine-months ended December 31, 2002. The increase is primarily due to an increase in the Secured Notes due to Aztore under the LOC (see "LINE OF CREDIT" below).

     Other income of $963 for the nine-months ended December 31, 2002 is a gain recorded on the sale of a vehicle.

     As a result of the above, our net loss for the nine-months ended December 31, 2002 was $406,166 or $.012 per share. This compares to a net loss for the nine-months ended December 31, 2001 of $604,463 or $.017 per share.

     THREE-MONTHS ENDED DECEMBER 31, 2002 (UNAUDITED) COMPARED TO THE THREE-MONTHS ENDED DECEMBER 31, 2001 (UNAUDITED). We had no revenues during either three-month period. Our loss from operations for the three-months ended December 31, 2002 was $98,067 compared to a loss from operations for the three-months ended December 31, 2001 of $162,771.

     Research and development expenses decreased by $5,050 to $15,000 for the three-months ended December 31, 2002 compared to $20,020 for the three-months ended December 31, 2001. There were no research and development expenditures for the three-months ended December 31, 2002 due to lack of funding, other than the accrued and unpaid salary to Dennis C. Palmer, our Chief Engineer, for $15,000.

     General and administrative expenses decreased by $42,986 to $25,229 for the three-months ended December 31, 2002 compared to $68,215 for the three-months ended December 31, 2001. The decrease was due in part to no salary expense for the three-months ended December 31, 2002 for Patricia J. Wilks, who was terminated on March 19, 2002, compared to $15,000 for the three-months ended December 31, 2001. All categories of general and administrative expenses decreased for the three-months ended December 31, 2002 due to lack of funding.

     Legal and professional fees decreased by $12,147 to $42,389 for the three-months ended December 31, 2002 compared to $54,536 for the three-months ended December 31, 2001. The decrease is due to reduced legal, audit and tax preparation fees. Aztore's fees were $30,000 for each of the three-month periods. Aztore has significantly increased its management activity since March 22, 2002 when Mr. Williams, an officer and director of Aztore, became our Chief Executive Officer.

     Depreciation and amortization decreased by $4,521 to $15,449 for the three-months ended December 31, 2002 compared to $19,970 for the three-months ended December 31, 2001. Capital constraints prohibited the acquisition of additional equipment during the three-months ended December 31, 2002.

     Interest expense decreased by $3,675 to $34,440 for the three-months ended December 31, 2002 compared to $38,115 for the three-months ended December 31, 2001.

     As a result of the above, our net loss for the three-months ended December 31, 2002 was $132,507 or $.004 per share. This compares to a net loss for the three-months ended December 31, 2001 of $182,699 or $.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

     DECEMBER 31, 2002 (UNAUDITED) COMPARED TO DECEMBER 31, 2001 (UNAUDITED). From inception through December 31, 2002, we have been a development stage company. No engines have been available for sale. Financing in the past has been from both equity placements and loan borrowings. As of December 31, 2002, cash and cash equivalents were $385, a decrease of $2,005 from the total of $2,390 as of March 31, 2002. As of December 31, 2001, cash and cash equivalents were $35,506, an increase of $26,552 from the total of $8,954 as of March 31, 2001.

     Cash used to support operations, after non-cash charges, was $360,594 for the nine-months ended December 31, 2002 compared to $499,060 for the nine-months ended December 31, 2001. For the nine-months ended December 31, 2002, cash was provided by an increase in accounts payable, accrued compensation, accrued interest, customer deposits and amounts due to Aztore totaling $332,739 compared to cash provided of only $137,692 for the nine-months ended December 31, 2001 from the same sources.

     We had no capital equipment purchases for the nine-months ended December 31, 2002 compared to $7,378 for the nine-months ended December 31, 2001.

     Cash provided by financing activities was $25,850 for the nine-months ended December 31, 2002, consisting of $6,000 borrowed from an unrelated individual and $19,850 borrowed from Aztore on additional Secured Notes. There were no principal repayments on our notes payable or capitalized leases during the nine-months ended December 31, 2002, all of which are in default. Comparatively, for the nine-months ended December 31, 2001, we operated on $345,000 of cash borrowings under the LOC and $21,750 from the sale of preferred stock. In addition to supporting operations, this cash was used to make principal payments of $23,663 on notes payable and $22,883 on capitalized leases for the nine-months ended December 31, 2001.

     SECURED NOTES IN DEFAULT. We had an LOC with Aztore that expired on October 31, 2001 and is in default. As of December 31, 2002, we owe Aztore $364,850 in Secured Notes related to the LOC, which are secured by a lien on all our assets. Interest accrues at a default rate equal to 8% above the "prime rate." No interest has been paid since August 2001. Interest expense for the nine-months ended December 31, 2002 totaled $34,077. The Secured Notes are convertible at Aztore's option into Series A preferred stock at $1.00 per share. Aztore has demanded payment of its Secured Notes and related liabilities.

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

     DEBT STRUCTURE AS OF DECEMBER 31, 2002. As of December 31, 2002, we owed $364,850 to Aztore for Secured Notes related to the LOC, plus accrued and unpaid interest of $69,048 on these Secured Notes. These Secured Notes are secured by all of Dyna-Cam's assets. Our SBA loan balance as of December 31, 2002 was $282,430. The SBA Loan is also guaranteed by Mr. Palmer and Ms. Wilks, Dyna-Cam's majority shareholders. The holders of the SBA Loan may also assert a security interest in some or all of Dyna-Cam's assets. There is no additional borrowing capacity on the SBA Loan, which requires monthly payments of approximately $4,700. We have a loan of $30,000 from an unaffiliated individual, which is outstanding as of December 31, 2002 and in default. Ms. Wilks and Mr. Palmer have pledged their Dyna-Cam common stock to this individual to guarantee this loan. We have a loan of $6,000 from another unaffiliated individual under similar terms, which is due on demand. Because we have no cash flow from operations, all payments on our debt obligations, of which there have been none during the three-months ended December 31, 2002, will only be made from new borrowings or from proceeds from the sale of equity. See "PLAN OF OPERATIONS."

     In January 2003, we executed a promissory note in the principal amount of $67,731 payable to Lewis and Roca LLP, our legal counsel, representing delinquent unpaid legal fees and expenses incurred since 2001. This amount was reflected in accounts payable on the accompanying balance sheet at December 31, 2002. The promissory note is due December 31, 2003, is secured by a pledge of the Company's assets, and bears interest at 18% per annum.

     Also in January 2003, the Company received a $3,300 loan from an unrelated individual. This lender has been in discussions regarding a possible purchase of the Company's assets. There are no specific terms related to the loan or any commitment regarding future loans or negotiations with the Company.

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

     Our working capital has been constrained since early in calendar year 2001 and the current prospects for additional funding are still very uncertain. For the nine-months ended December 31, 2002, we operated on $6,000 borrowed from an unrelated individual and $19,850 from Aztore on additional Secured Notes. Comparatively, for the nine-months ended December 31, 2001, we operated on $345,000 of cash borrowings under the LOC and $21,750 from the sale of preferred stock. The offering of preferred stock expired October 31, 2001. We attribute the lack of new equity funding to our inability to manufacture engines, our inability to install an engine in an airplane and the general down turn in the financial markets.

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

     Based on the most recent evaluation, which was completed within 90 days of the filing of this report, our Chief Executive Officer and Principal Accounting Officer believe that the Company's disclosure controls and procedures are effective and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     GE CAPITAL

     On September 18, 2002, GE Capital Colonial Pacific Leasing Corporation filed a lawsuit in the Superior Court of the State of California, County of Los Angeles - Southwest Judicial District, naming the Company as defendant. The suit is for collection of amounts due under an equipment lease. The suit seeks approximately $18,000, plus additional interest and costs of collection, including attorneys fees. The Company is unaware of any further developments in this proceeding. The Company is reviewing its course of action with respect to this claim.

     BANK OF THE WEST

     On October 15, 2002, Bank of the West filed a lawsuit in the Superior Court of the State of California, County of Los Angeles-Long Beach Division, naming the Company's predecessor, Dennis C. Palmer and Patricia J Wilks as defendants. The suit is for collection of amounts due under the SBA loan made to the Company's predecessor and an equipment lease. The SBA loan is guaranteed by Mr. Palmer and Ms. Wilks and secured by additional collateral pledged by these guarantors. The Company assumed payment of the SBA loan and equipment lease in connection with the acquisition of the assets of the Company's predecessor. The lender never acknowledged this assumption. The suit seeks approximately $284,000 related to the SBA loan and approximately $20,000 related to the equipment lease, plus additional interest and costs of collection, including attorney's fees. The Company has not been named in the lawsuit, but anticipates that it will be named in the future. There has been no further development in this proceeding and the Company is reviewing its course of action with respect to these claims and believes the lender's claim against the Company is junior to claims of Aztore, a secured creditor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company owes Aztore $364,850 in Secured Notes that are in default and which are secured by a lien on all of the Company's assets. Interest accrues at a default rate equal to 8% above the "prime rate." No interest has been paid since August 2001 and Aztore is owed accrued interest of $69,048 as of December 31, 2002. The Secured Notes are convertible at Aztore's option into Series A preferred stock at $1.00 per share. Aztore has demanded payment of its Secured Notes and has further formally notified the Company of its intent to take further actions to collect its Secured Notes and related liabilities.

     Management continues to evaluate the potential of a sale of the Company's business and assets or seeking additional debt or equity capital to cure the default with Aztore. There is no assurance that the Company will be able to reach an agreement with Aztore or obtain additional capital on acceptable terms, if at all. If the Company sells new equity, it will most likely be at a price that will be massively dilutive to certain existing shareholders and result in a significant anti-dilution adjustment to the outstanding Series A Preferred stock and the common stock held by the original TSIH shareholders. There is no assurance the Company can sell new equity at any price. If the Company is unable to enter into a satisfactory agreement with Aztore, or obtain additional capital, actions against the Company, as a result of this defaulted indebtedness, may result in foreclosure proceedings, forced liquidation of assets or filing for bankruptcy protection. In any such event, the Company's ability to continue operations will be severely impaired or may cease entirely.

ITEM 5. OTHER INFORMATION

CHANGES TO OUR MANAGEMENT AND BOARD OF DIRECTORS

     On August 8, 2002, Dennis C. Palmer and Patricia J. Wilks, majority common shareholders of Dyna-Cam through their ownership of Palmer Holdings, Ltd. ("PHL"), voluntarily resigned as members of the Board of Directors. Mr. Palmer and Ms. Wilks had served on the Board of Directors since March 31, 2000 and previously were the officers and directors of DCEC California, the Company's predecessor. Mr. Palmer continues as the Company's Executive Vice President and Chief Engineer. Jack E. Dahl, President, was named to the Board of Directors to fill one of these vacancies. Mr. Dahl previously served on the Board of Directors from November 3, 2000 until January 11, 2002. With these changes, there are currently four members on the Board of Directors; including Michael S. Williams, Chief Executive Officer, Jack E. Dahl, President, Lanny R. Lang, Secretary and Treasurer, and Danny R. Hyde. Messrs. Williams and Lang are also officers and directors of Aztore.

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

Date: February 13, 2003

                                       DYNA-CAM ENGINE CORPORATION


                                       By: /s/ Michael S. Williams
                                           -------------------------------------
                                           Michael S. Williams
                                           Chief Executive Officer


                                       By: /s/ Jack E. Dahl
                                           -------------------------------------
                                           Jack E. Dahl
                                           President and Chief Operating Officer
                                           (Principal Accounting Officer)


                                 CERTIFICATIONS

I, Michael S. Williams, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Dyna-Cam Engine Corporation ("DYNA-CAM") on Form 10-QSB for the quarterly period ended December 31, 2002 ("REPORT") that:

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

                                       By: /s/ Michael S. Williams
                                           -------------------------------------
                                           Michael S. Williams
                                           Chief Executive Officer


I, Jack E. Dahl, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Dyna-Cam Engine Corporation ("DYNA-CAM") on Form 10-QSB for the quarterly period ended December 31, 2002 ("REPORT") that:

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