Form 10KSB
period 2003-03-31
DYNA CAM
filed 2003-08-07
CIK 1124394

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                    For the fiscal year ended March 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
      For the transition period from _________________ to _________________

                         Commission file number: 0-32065

                           DYNA-CAM ENGINE CORPORATION
                 (Name of Small Business Issuer in Its Charter)

           NEVADA                                                86-0965692
(State or Other Jurisdiction of                                (IRS Employer
 Incorporation or Organization)                              Identification No.)

14647 S. 50TH STREET, SUITE 130, PHOENIX, ARIZONA                85044-6475
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

     The registrant's revenues for the year ended March 31, 2003 were $-0-.

     The aggregate market value at March 31, 2003 of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was approximately: $113,700.

     The number of shares outstanding of the registrant's common equity as of July 30, 2003 was 42,576,085.

     Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                           DYNA-CAM ENGINE CORPORATION

                            INDEX TO THE FORM 10-KSB

                        FOR THE YEAR ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I......................................................................  1

ITEM 1. DESCRIPTION OF BUSINESS.............................................  1

ITEM 2. DESCRIPTION OF PROPERTY.............................................  5

ITEM 3. LEGAL PROCEEDINGS...................................................  5

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................  6

PART II.....................................................................  6

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............  6

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........  7

ITEM 7. FINANCIAL STATEMENTS................................................ 12

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE........................................................ 41

PART III.................................................................... 41

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT........................... 41

ITEM 10. EXECUTIVE COMPENSATION............................................. 42

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..... 44

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 45

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................... 47

         INDEX TO EXHIBITS.................................................. 47
         REPORTS ON FORM 8-K................................................ 49

SIGNATURES.................................................................. 50

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

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

     TSI Handling, Inc. ("TSIH") was incorporated in Nevada in July 1999. Dyna-Cam Engine Corporation, our predecessor, was originally incorporated in California in 1993 ("DCEC CALIFORNIA"). Effective March 31, 2000, TSIH acquired all of the assets of DCEC California (the "ASSET ACQUISITION"). Subsequent to the Asset Acquisition, TSIH amended its Articles of Incorporation to change its name to Dyna-Cam Engine Corporation ("DYNA-CAM"). We have operated as Dyna-Cam Engine Corporation, a Nevada corporation, since the Asset Acquisition. However, pursuant to the Asset Disposition (as defined below), we will amend our Articles of Incorporation to change our name to something other than "Dyna-Cam Engine." We have not yet determined the new name of our company.

ASSET DISPOSITION

     Prior to the disposition of our assets as discussed below, we were in the business of developing an axial cam-drive, free piston design, internal combustion engine. We were indebted to Aztore Holdings, Inc. ("AZTORE") as evidenced by notes (the "SECURED NOTES"). The Secured Notes were issued under a line of credit agreement (the "LOC") and were secured by a lien on all of our assets as provided under a security agreement. The LOC expired on October 31, 2001 and since that date, the Secured Notes have been in default. On January 4, 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities and further formally notified us of its intent to take further actions to collect the obligations evidenced by the Secured Notes and related liabilities. In accordance with the security agreement, Aztore advanced additional funds to maintain, store and protect the collateral while we were seeking a buyer or other alternative. Aztore also lent us money to keep our transfer agent in good standing and continued to supply services under its Advisory Agreement.

     On April 23, 2003, Aztore notified the required creditors of its intent to sell our assets under the terms of its loan documents and the Uniform Commercial Code (the "UCC"). Pursuant to a Disposition of Collateral and Settlement Agreement dated June 30, 2003, Aztore acquired and disposed of all of our operating assets ("ASSET DISPOSITION") in a negotiated transaction. Total consideration of $972,511, in the form of cash, debt assumption and stock, was paid for the assets by Aero Marine Engine Corp. ("AERO MARINE"). Cash in the amount of $438,160, the pledge of a $20,500 certificate of deposit and shares of common stock of Aero Marine valued at $5,600 were paid to Aztore and the remaining cash proceeds were paid to various of our other secured creditors.

     Prior to the Asset Disposition and certain other transactions discussed below, Aztore controlled approximately 11.3% of our outstanding voting stock on a fully diluted basis. Aztore's President, Michael S. Williams, and Secretary, Lanny R. Lang, were and continue to be our Chief Executive Officer and Secretary, respectively. Messrs. Williams and Lang were also members of our Board of Directors and currently are the sole remaining members of the Board.

     Based upon our inability to raise capital, the stage of development of our operations and the extended efforts to sell our assets with limited interest, the consideration paid for the assets acquired by Aero Marine was considered fair by both Aztore and our Board of Directors.

     At the time of the Asset Disposition, Patricia J. Wilks and Dennis C. Palmer, each a former officer and director and a major shareholder, held an aggregate of approximately 2% of the outstanding equity of Aero Marine. In connection with the closing of the Asset Disposition, we entered into a Settlement and Release Agreement with Ms. Wilks and Mr. Palmer. The Settlement and Release Agreement provided for the mutual release of any claims between Dyna-Cam, Ms. Wilks and Mr. Palmer, excluding certain wage claims of Ms. Wilks and Mr. Palmer. We also preserved our rights to confidentiality, non-competition, non-solicitation and non-interference from Ms. Wilks and Mr. Palmer. These rights were assigned to Aero Marine as a part of the Asset Disposition.

     After completion of the Asset Disposition, Danny R. Hyde resigned as a director and Jack E. Dahl resigned as the President and a director of Dyna-Cam. The resignations were a result of Dyna-Cam's cessation of operations and were not a result of any disagreement with Dyna-Cam's operations, policies or practices. Mr. Williams was appointed as the President of Dyna-Cam. Messrs. Williams and Lang are currently our sole remaining directors. No action to appoint new directors to fill the vacancies created by the resignation of Messrs. Dahl and Hyde are currently contemplated.

OTHER EVENTS

     At a special meeting held on May 19, 2003, holders of 89.4% of our outstanding Series A Preferred stock adopted a Restated Resolution of Designation of Series A Convertible Preferred Stock. Effective as of June 30, 2003, the holders of 90.9% of our outstanding Series A Preferred agreed to convert their Series A Preferred stock into shares of common stock. The conversion was conditioned upon completion of the Asset Disposition as discussed above. As a result of the conversion election by holders of more than 67% of the outstanding Series A Preferred stock, we elected to cause all shares of our Series A Preferred stock to be converted. Based upon the conversion election, all of the 1,447,199 outstanding shares of Series A Preferred stock converted into 5,561,450 shares of common stock. We now have 42,576,085 shares of common stock outstanding.

     Pursuant to a Purchase and Settlement Agreement dated July 1, 2003, Aztore acquired 23,874,756 shares of our common stock from Palmer Holdings, Ltd. and 75,000 shares of Dyna-Cam's Series A Preferred stock from Ms. Wilks. Aztore also acquired all wage claims of Ms. Wilks and Mr. Palmer due from Dyna-Cam. The 75,000 shares of Series A Preferred stock converted into 298,110 shares of common stock effective as of June 30, 2003. As a result of this acquisition and conversion, Aztore currently holds, directly and indirectly, 30,051,138 shares or 70.58% of Dyna-Cam's outstanding common stock.

PLANNED OPERATIONS

     We are currently seeking a new business opportunity for acquisition. There is no assurance that any such business will be located or that any shareholder will realize any return on their shares after such a transaction because we still have significant liabilities. It is anticipated that our current shareholder's ownership will be substantially diluted in connection with any acquisition.

FACILITIES

     Prior to the Asset Disposition, we leased a 6,000 square foot facility adjacent to the Torrance Airport in Torrance, California, near Los Angeles on a month-to-month basis. We currently operate from offices occupied by Aztore. Aztore currently does not charge rent or overhead for this facility. See "DESCRIPTION OF PROPERTY."

EMPLOYEES

     We currently have no employees. During the fiscal year ended March 31, 2003, and at the time of the Asset Disposition, we had one full-time employee, Dennis C. Palmer, our Executive Vice President and Chief Engineer. Our President, Jack E. Dahl, provided services on a part-time basis and was paid as a consultant. Because we had no available cash, neither Mr. Palmer nor Mr. Dahl actually received any cash compensation in the fiscal year ended March 31, 2003.

Mr. Palmer subsequently sold his wage claim to Aztore. In conjunction with the Asset Disposition, Mr. Dahl received a pre-negotiated retention bonus of $50,000 plus 1,000,000 shares of common stock and waived any further claims. See "EXECUTIVE COMPENSATION."

FACTORS AFFECTING FUTURE PERFORMANCE

     The factors affecting our future performance changed dramatically as a result of the Asset Disposition. Rather than an operating business, we are now concentrating on seeking a merger partner. Upon the completion of the Asset Disposition, we have implemented plans to focus on merger or other acquisition opportunities that represent a potential to generate positive cash flow and profitable operations. Although there is no assurance, we believe we can successfully complete an acquisition or merger, which will enable us to continue as a going concern. Any acquisition or merger most likely be massively dilutive to certain existing shareholders, and is dependent on our successful restructuring of obligations outstanding after the Asset Disposition.

     WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. For the fiscal years ended March 31, 2003 and 2002, we sustained net losses attributable to common shareholders of $581,830 and 799,168, respectively. Future losses are likely to occur. Our independent auditors have noted that these, among other factors, raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

     WE INTEND TO PURSUE ACQUISITION OF AN OPERATING BUSINESS. Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities we may compete with other companies with similar strategies. It is almost certain that these companies will be larger and have financial and other resources greater than ours. Competition for acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Also, because we have no current operations or assets, it is highly likely that any acquisition will significantly dilute current shareholders' ownership.

     Acquisitions involve a number of other risks, including adverse effects on reported operating results from increases in goodwill amortization, the risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the seller of one or more acquired entities and the possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

     OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO RAISE ADDITIONAL CAPITAL AND THERE ARE NO ASSURANCES WE WILL FIND ADDITIONAL CAPITAL RESOURCES. Since inception we have funded operations with debt and equity capital. Raising additional capital, through debt or equity, will be necessary in the short term because we have no ability to generate revenues. If we are successful in acquiring an operating business, the operation of such business could require significant additional capital. There can be no assurance that sources of capital will be available on satisfactory terms or at all. Without additional capital we may not be able to fully implement our acquisition strategy. No assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs. If adequate capital can not be obtained or obtained on satisfactory terms, our operations could be negatively impacted.

     CONTROL IS CONCENTRATED IN THE EXISTING MANAGEMENT WHICH LIMITS THE ABILITY OF OTHER SHAREHOLDERS TO INFLUENCE CORPORATE DECISIONS. Aztore , directly and indirectly, controls 70.58% of our outstanding voting stock after the Asset Disposition. Our management includes our Chief Executive Officer, Michael S. Williams, and our Secretary and Chief Financial Officer, Lanny R. Lang. Messrs. Williams and Lang are the President and Secretary, respectively, of Aztore. As a practical matter, current management will continue to control Dyna-Cam into the foreseeable future.

     THE PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE. Our stock is currently traded on the OTC Bulletin Board. Our stock is subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup its investment. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

     RELIANCE ON MANAGEMENT; LIMITED PERSONNEL. Our success is highly dependent on the services of our management. Neither Messrs. Williams nor Lang are subject to an employment agreement and we do not maintain key man life insurance. We are in default of our payment obligations under an Advisory Agreement with Aztore. The services of Messrs. Williams and Lang are provided under this agreement. There can be no assurance that we will not lose the benefit of their services. The loss of either or our inability to attract or retain alternative or additional qualified personnel would have a materially adverse affect on our business. No assurances can be given that we would be able to retain or attract such qualified personnel or agents, or to successfully implement our business plan.

ITEM 2. DESCRIPTION OF PROPERTY

     Until the Asset Disposition, we leased a 6,000 square foot facility adjacent to the Torrance Airport in Torrance, California, near Los Angeles. The term of the lease was month to month and the monthly rental payment was $2,800 or $33,600 annually. At March 31, 2003 we were in arrears in the amount of $25,200 in our rent. We are currently attempting to negotiate a settlement of this liability.

ITEM 3. LEGAL PROCEEDINGS

     We are not involved in any litigation, nor are we aware of any potential or threatened litigation, or any asserted claims that may result in litigation, other than the following:

         In August 2001, we purchased a Digital Engine Test station financed by Colonial Pacific Leasing ("GE"), a subsidiary of GE Capital, (the "GE EQUIPMENT"). Due to non-payment, in August 2002, GE seized the equipment and pursued court action for the deficiency balance. On February 27, 2003 a $19,725 default judgment was entered by the Superior Court of California, County of Los Angles, Southwest District. There were insufficient proceeds from the Asset Disposition to pay this judgment and it is still outstanding and accruing interest.

     We are in default in payment of almost all of our outstanding accounts payable and other liabilities. Collection actions related to these past due liabilities may be commenced at any time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKETS

     Our common stock was approved for trading on September 21, 2001 on the OTC Bulletin Board under the symbol "DYCE." Following is the range of the high and low bid information since for fiscal 2002 and 2003. This information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                 Fiscal 2003          Fiscal 2002
                                   Quarter              Quarter
                                 -----------          -----------
           First                 $.03 - $.05              n/a
           Second                $.02 - $.02              n/a
           Third                 $.01 - $.01              n/a
           Fourth                $.01 - $.05          $.03 - $.05


SHAREHOLDERS

     At July 31, 2003, approximately 115 shareholders of record and approximately 250 beneficial owners held shares of our common stock. In many instances, a registered shareholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

     Our transfer agent and warrant agent for our Series A to F Warrants is Computershare Trust Company, Inc. Computershare is located at 350 Indiana Street, Suite 800, Golden, CO 80401 and their telephone number is (303) 262-0600.

DIVIDENDS

     Under Nevada law, dividends may only be paid out of net profits. Holders of our common stock are entitled to receive dividends only as declared by our Board of Directors. We have never declared or paid any dividends. We do not intend to pay dividends in the foreseeable future.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. Our actual results could differ materially from those discussed. Factors that could cause or contribute to differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB, or incorporated herein by reference. See "SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS" at the beginning of this Form 10-KSB.

ASSET DISPOSITION

     Prior to the disposition of our assets as discussed below, we were in the business of developing an axial cam-drive, free piston design, internal combustion engine. We were indebted to Aztore Holdings, Inc. ("AZTORE") as evidenced by notes (the "SECURED NOTES"). The Secured Notes were issued under a line of credit agreement (the "LOC") and were secured by a lien on all of our assets as provided under a security agreement. The LOC expired on October 31, 2001 and since that date, the Secured Notes have been in default. On January 4, 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities and further formally notified us of its intent to take further actions to collect the obligations evidenced by the Secured Notes and related liabilities. In accordance with the security agreement, Aztore advanced additional funds to maintain, store and protect the collateral while we were seeking a buyer or other alternative. Aztore also lent us money to keep our transfer agent in good standing and continued to supply services under its Advisory Agreement.

     On April 23, 2003, Aztore notified the required creditors of its intent to sell our assets under the terms of its loan documents and the Uniform Commercial Code (the "UCC"). Pursuant to a Disposition of Collateral and Settlement Agreement dated June 30, 2003, Aztore acquired and disposed of all of our operating assets ("ASSET DISPOSITION") in a negotiated transaction. Total consideration of $972,511, in the form of cash, debt assumption and stock, was paid for the assets by Aero Marine Engine Corp. ("AERO MARINE"). Cash in the amount of $438,160, the pledge of a $20,500 certificate of deposit and shares of common stock of Aero Marine valued at $5,600 were paid to Aztore and the remaining cash proceeds were paid to various of our other secured creditors.

RESULTS OF OPERATIONS

     The following discussion provides information that we believe will help you understand our financial statements, and should be read along with our financial statements and related notes included in this Form 10-KSB. Prior to the disposition of our assets discussed above, we were in the business of developing the Dyna-Cam Engine. No Dyna-Cam Engines were ever manufactured or sold. The discussions in this section are as of March 31, 2003 and for the fiscal years ended March 31, 2003 and 2002, and reflect our business without considering the Asset Disposition discussed above. We have continued as a development stage company during the fiscal year ended March 31, 2003.

     FISCAL YEAR ENDED MARCH 31, 2003 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2002. We had no revenues during either fiscal year. Our loss from operations for the fiscal year ended March 31, 2003 was $401,317 compared to a loss from operations for the fiscal year ended March 31, 2002 of $645,840. The components of our loss from operations are as follows:

                                           For the fiscal year ended March 31,
                                             2003                    2002
                                      ------------------      ------------------
                                       Amount       %          Amount       %
                                      --------   -------      --------   -------

Research and development              $ 62,341      15.9      $141,172      21.9
General and administrative             108,958      27.7       241,750      37.4
Legal and professional fees            168,026      42.8       182,151      28.2
Depreciation and amortization           53,503      13.6        80,767      12.5
                                      --------   -------      --------   -------
                                      $392,828     100.0      $645,840     100.0
                                      ========   =======      ========   =======

     Research and development costs decreased by $78,831 for the fiscal year ended March 31, 2003 compared to the fiscal year ended March 31, 2002 due to lack of funding. Salaries accrued for Mr. Palmer of $60,000 represented almost all the expense recognized. No additional inventory allowance was recorded. It was determined the allowance recorded to date of $50,000, was adequate.

     General and administrative expenses decreased by $132,792 due to lack of funding and the termination of Patricia J. Wilks. Almost half of the total expenses were amounts accrued to Jack E. Dahl, our President totalling $60,000. The other largest cost was rent for our facility of $33,600.

     Legal and professional fees decreased by $14,125 and were very similar to costs in fiscal 2002. Details of the comparative costs are shown in the following table. Aztore's fees increased and we relied on Aztore to assist us in maintaining our options to restructure and in actively seeking alternative to our financial problems. Aztore's fees were accrued but not paid and remain outstanding.

                                                     Fiscal year ended March 31,
                                                       2003               2002
                                                     --------           --------

Audit fees                                           $ 13,802           $ 26,415
Aztore financial consulting fees                      120,000             90,000
Consulting fees - Jack E. Dahl                             --              3,650
Other legal and professional                           34,224             62,086
                                                     --------           --------
                                                     $168,026           $182,151
                                                     ========           ========

     Aztore's fees were lower in fiscal 2002 because we settled a fee dispute and Aztore waived its per monthly fee for three months in fiscal 2002. Michael
S. Williams, our Chief Executive Officer since March 22, 2002 and a director, and Lanny R. Lang, our Secretary and Treasurer and a director, are also officers and directors of Aztore. As of March 31, 2003, Aztore directly and indirectly owned approximately 11.3% of our voting stock on a fully diluted basis. Aztore's services include audit preparation and coordination, corporate restructuring and implementation and assistance in capital and strategic planning including capital restructuring and negotiations with potential buyers and investors. After the Asset Disposition and other transactions, Aztore now owns
70.58% of our outstanding common stock.

     Depreciation and amortization for the fiscal year ended March 31, 2003 decreased $27,264 from the fiscal year ended March 31, 2002. Some of the equipment being depreciated was repossessed during fiscal 2003.

     Other income (expense) is comprised mostly of debt related expenses of interest and fees.

                                                     Fiscal year ended March 31,
                                                        2003             2002
                                                     ---------        ---------

Interest expense                                     $(143,368)       $(111,567)
Interest paid in preferred stock                            --          (60,000)
Interest and other income                                   --               87
Gain (loss) on asset disposition                       (45,634)          18,152
                                                     ---------        ---------
                                                     $(189,002)       $(153,378)
                                                     =========        =========

     Interest expense increased by $31,801 during fiscal 2003. This increase was primarily due to the additional cost of borrowing on Secured Notes due to Aztore and other interest costs related to other liabilities, all of which are in default and past due.

     For the fiscal year ended March 31, 2003, we were forcibly divested of assets due to foreclosures on two pieces of leased equipment resulting in losses of $45,634. The gain recorded in the fiscal year ended March 31, 2002 resulted from the sale of our Cessna 337 four-place airplane. This airplane was purchased to be a test bed for the Dyna-Cam Engine but was deemed too expensive to modify. We had no money after its sale to acquire another plane nor did we have funds for any necessary modifications.

     As a result of the above, our net loss for the fiscal year ended March 31, 2003 totaled $581,830 or $.021 per share. This compares to a net loss for the fiscal year ended March 31, 2002 of $799,168 or $.026 per share.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through March 31, 2003, we have been a development stage company. No Dyna-Cam Engines have been available for sale. Financing in the past has been from equity and debt placements as well as increases in accounts payable. As of March 31, 2003, cash and cash equivalents were only $259, a decrease of $2,131 from March 31, 2002.

     Cash used to support operations, after non-cash charges, was $35,131 for the fiscal year ended March 31, 2003 compared to $398,134 for the fiscal year ended March 31, 2002. Cash was provided by an increase in accounts payable, accrued compensation and unpaid fees due to Aztore totaling $438,095.

     Financing activities provided modest support for operations for the fiscal year ended March 31, 2003. The net cash provided by financing activities was $33,000 for the fiscal year ended March 31, 2003 compared to $311,754 for the fiscal year ended March 31, 2002. For the fiscal year ended March 31, 2003, cash was provided by additional advances from Aztore totalling $20,400 borrowed under the LOC, $6,000 borrowed from an unrelated individual, and $6,600 borrowed from another unrelated individual. These funds were used to pay necessary operating costs, including rent and utilities. No funds were used to repay existing liabilities during fiscal 2003. For the fiscal year ended March 31, 2002, we operated principally on $345,000 of cash borrowings on Secured Notes due to Aztore and $21,750 that was raised under our Series A Offering, net of placement fees. Some of this cash, $54,996, was used to repay existing liabilities.

     LINE OF CREDIT. In January 2002 Aztore formally notified us that we were in default under the Aztore LOC. The LOC was secured by a lien on all of our assets.

     SBA LOAN. A payment on the SBA Loan had not been made since February 2003. On June 10, 2002, the Bank of the West declared the SBA Loan in default and made formal demand that the SBA Loan be brought to a current status. The SBA Loan was guaranteed by Ms. Wilks and Mr. Palmer and secured by additional collateral pledged by these guarantors. On October 15, 2002, the Bank of the West filed a lawsuit in the Superior Court of the State of California, County of Los Angeles-Long Beach Division, naming DCEC California, our predecessor, Ms. Wilks and Mr. Palmer as defendants. The suit was for collection of amounts due under the SBA Loan and an equipment lease both due from DCEC California. Although we assumed payment of the SBA Loan and equipment lease in connection with the acquisition of the assets of DCEC California in March 2000, the lender never acknowledged this assumption. The suit sought approximately $284,000 related to the SBA Loan and approximately $20,000 related to the equipment lease, plus additional interest and costs of collection, including attorney's fees. We were not named in the lawsuit.

     Subsequent to March 31, 2003, we were notified indirectly that the SBA Loan was satisfied effective March 18, 2003. We are uncertain how the SBA Loan was satisfied and Ms. Wilks and Mr. Palmer never asserted a claim against us. Subsequent to March 31, 2003, Aero Marine, the purchaser of the Assets, assumed this liability and paid Ms. Wilks and Mr. Palmer $335,000 as part of the consideration of the Asset Disposition.

     Due to our financial condition, no additional funds were raised under our Series A Preferred stock authorization. We attempted with no success to sell Series B Preferred shares or other equity.

     DEBT STRUCTURE AS OF MARCH 31, 2003. As of March 31, 2003, we owed $375,400 in Secured Notes to Aztore, plus had past due accrued and unpaid interest on these notes of $80,227. In January 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities. Aztore also gave notice of its ability and intent to take further actions to collect its Secured Notes and related liabilities. During all of fiscal 2003, Aztore cooperated with us to seek a solution to our financial problems. On April 23, 2003, with all options exhausted, Aztore notified the other required creditors that it intended to sell our assets to satisfy its liabilities. Our assets were sold by Aztore in a negotiated UCC sale on June 30, 2003. Funds from the sale also were paid to other secured creditors.

     At March 31, 2003, we had a liability of $335,000 on our balance sheet related to the SBA Loan as discussed above. Our obligations under the SBA Loan were discharged in connection with the Asset Disposition.

     At March 31, 2003, we also had loans totaling $40,278 from three unaffiliated individuals. These loans were all in default. These loans bear interest between 10% and 12% per annum. Ms. Wilks and Mr. Palmer have pledged their Dyna-Cam common stock to guarantee one of these individuals for $30,000 of these loans. One loan is secured and one loan is unsecured. Because we have no cash flow from operations, all payments on our debt obligations will be made from new borrowings or from proceeds of Asset Disposition.

PLAN OF OPERATIONS AFTER ASSET DISPOSITION

     Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities we may compete with other companies with similar strategies. It is almost certain that these companies will be larger and have financial and other resources greater than ours. Competition for acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Also, because we have no current operations or assets, it is highly likely that any acquisition will significantly dilute current shareholders' ownership. Any acquired entity or assets may not perform relative to our expectations.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                     13

Balance Sheet as of March 31, 2003                                           14

Statements of Operations for the fiscal years ended March 31, 2003
  and 2002                                                                   15

Statement of Stockholders' Equity (Deficit) for the fiscal years ended
  March 31, 2003 and 2002                                                    16

Statements of Cash Flows for the fiscal years ended March 31, 2003
  and 2002                                                                   18

Notes to Financial Statements                                                21

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of Dyna-Cam Engine Corporation

     We have audited the accompanying balance sheet of Dyna-Cam Engine Corporation, a development stage company, as of March 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dyna-Cam Engine Corporation as of March 31, 2003 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses for the years ended March 31, 2003 and 2002 and has negative working capital of $1,486,612 as of March 31, 2003. In addition, as of March 31, 2003, the Company had defaulted on substantially all its indebtedness, including Secured Notes due to Aztore and other lenders. Subsequent to March 31, 2003, the Company disposed of substantially all of its assets and certain liabilities (see Note 16). Proceeds from the Asset Disposition were insufficient funds to pay all of the Company's liabilities. The Company has no formal plan to implement new operations. The remaining liabilities and lack of cash and an operating business raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note
1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Epstein, Weber & Conover, P.L.C.


Scottsdale, Arizona
August 5, 2003

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                                 BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)

                                                                                            March 31,
                                                                                              2003
                                                                                           -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                               $       259
   Inventory                                                                                   179,787
                                                                                           -----------
         Total current assets                                                                  180,046

Machinery and equipment, net                                                                   123,650
Patents and intellectual property rights                                                            --
                                                                                           -----------
                                                                                           $   303,696
                                                                                           ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                        $    62,802
   Secured notes payable to related party                                                      455,627
   Secured notes payable - other                                                                79,173
   Liabilities to related parties                                                              598,882
   Short-term borrowings                                                                        40,278
   Other current liabilities                                                                   429,896
                                                                                           -----------
        Total and total current liabilities                                                  1,666,658

Commitments and contingencies                                                                       --
                                                                                           -----------
Stockholders' deficit:
   Preferred stock - Series A; $1.00 liquidation value, authorized 6,000,000 shares,
     1,447,199 shares issued and outstanding                                                 1,447,199
   Preferred stock - undesignated; $.001 par value, authorized 4,000,000 shares, no
     shares issued and outstanding                                                                  --
   Common stock; $.001 par value, authorized 65,000,000 shares, 35,014,635 shares
     issued and outstanding                                                                     35,015
   Additional paid in capital                                                                  541,627
   Accumulated deficit                                                                      (3,386,803)
                                                                                           -----------
         Total stockholders' deficit                                                        (1,362,962)
                                                                                           -----------
                                                                                           $   303,696
                                                                                           ===========


       The accompanying notes are an integral part of this balance sheet.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                            STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                                           For the fiscal     For the fiscal     Inception to
                                                             year ended         year ended         March 31,
                                                             March 31,          March 31,            2003
                                                                2003               2002           (unaudited)
                                                           --------------     --------------     ------------
REVENUES:                                                  $           --     $           --     $         --
                                                           --------------     --------------     ------------
OPERATING EXPENSES:
   Research and development                                        62,341            141,172           735,636
   General and administrative                                     108,958            241,750         1,300,417
   Legal and professional fees                                    168,026            182,151           776,013
   Depreciation and amortization                                   53,503             80,767           385,343
                                                           --------------      -------------     -------------
         Total operating expenses                                 392,828            645,840         3,197,409
                                                           --------------      -------------     -------------
LOSS FROM OPERATIONS                                             (392,828)          (645,840)       (3,197,409)
                                                           --------------      -------------     -------------
OTHER INCOME (EXPENSE):
   Interest expense                                              (143,368)          (171,567)         (739,173)
   Interest income                                                     --                 87            19,157
   Grant income                                                        --                 --           442,295
   Other                                                          (45,634)            18,152          (101,352)
                                                           --------------      -------------     -------------
         Total other expense                                     (189,002)          (153,378)         (379,073)
                                                           --------------      -------------     -------------
LOSS BEFORE EXTRAORDINARY ITEM                                   (581,830)          (799,168)       (3,576,482)
                                                           --------------      -------------     -------------
EXTRAORDINARY ITEM:
   Debt forgiveness income, no income tax effect                       --                 --           189,679
                                                           --------------      -------------     -------------
NET LOSS                                                   $     (581,830)     $    (799,168)    $  (3,386,803)
                                                           ==============      =============     =============
NET LOSS PER COMMON SHARE:
   Basic:    Before Extraordinary Item                     $       (0.021)     $      (0.026)     $     (0.113)
             Extraordinary Item                                        --                 --             0.006
                                                           --------------      -------------     -------------
               Total Basic                                 $       (0.021)     $      (0.026)    $      (0.107)
                                                           ==============      =============     =============

   Diluted:   Before Extraordinary Item                    $       (0.021)     $      (0.026)    $      (0.113)
              Extraordinary Item                                       --                 --             0.006
                                                           --------------      -------------     -------------
               Total Diluted                               $       (0.021)     $      (0.026)    $      (0.107)
                                                           ==============      =============     =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                     35,014,635         35,014,635        31,621,339
                                                           ==============      =============     =============
     Diluted                                                   35,014,635         35,014,635        31,621,339
                                                           ==============      =============     =============

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          (A DEVELOPMENT STAGE COMPANY)
               FOR THE FISCAL YEARS ENDED MARCH 31, 2003 AND 2002

                                                                                                                         Total
                                       Series A Preferred stock        Common stock         Additional      Accum-       Stock-
                                       ------------------------   -----------------------    Paid-in        ulated       Holders'
                                         Number        Amount       Shares        Amount      Capital       deficit     (deficit)
                                       ----------    ----------   -----------    --------    ---------    -----------  -----------

December 17, 1993 (date of inception),
   initial capitalization by founders          --    $       --    30,000,000    $ 30,000    $  (2,718)   $        --  $    27,282

Shares issued under Regulation A
   Offering                                    --            --        43,161          43       94,957             --       95,000
Shares issued for cash to an individual        --            --     1,266,823       1,267      298,733             --      300,000
Shares issued for services rendered            --            --         2,272           2          998             --        1,000
Shares issued under Private
   Placement                                   --            --        54,898          55      140,945             --      141,000
Shares issued for cash to an individual        --            --       236,259         236       14,764             --       15,000
Shares issued under Private Placement          --            --        10,374          11       27,389             --       27,400
Shares issued to principals for
   guarantees and pledge of collateral         --            --    10,222,420      10,222       58,715             --       68,937
Shares issued for consulting services
   rendered                                    --            --     2,716,589       2,717       14,783             --       17,500
Shares issued to principals to settle
   compensation claims                         --            --     7,950,771       7,951       44,549             --       52,500
Shares issued for Bridge Loan
   commitment and origination fee              --            --     3,710,361       3,710       20,790             --       24,500
Preferred stock issued to settle debt     200,000       200,000            --          --       24,725             --      224,725
Recapitalization as a result of the
   acquisition of DCEC California              --            --   (21,199,293)    (21,199)      21,199             --           --

                                   -CONTINUED-

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          (A DEVELOPMENT STAGE COMPANY)
               FOR THE FISCAL YEARS ENDED MARCH 31, 2003 AND 2002
                                   -CONTINUED-

                                                                                                                          Total
                                       Series A Preferred stock        Common stock         Additional      Accum-        Stock-
                                       ------------------------   -----------------------    Paid-in        ulated        Holders'
                                         Number        Amount       Shares        Amount      Capital       deficit      (deficit)
                                       ----------    ----------   -----------    --------    ---------    -----------   -----------

Net loss                                       --            --            --           --          --     (1,294,256)   (1,294,256)
                                       ----------    ----------   -----------    ---------   ---------    -----------   -----------
Balance, March 31, 2000                   200,000       200,000    35,014,635       35,015     759,829     (1,294,256)     (299,412)

Preferred stock issued for cash         1,125,000     1,125,000            --           --    (214,952)            --       910,048
Preferred stock issued for services
  rendered                                  9,599         9,599            --           --          --             --         9,599
Preferred stock issued to settle debt      27,600        27,600            --           --          --             --        27,600
Net loss                                       --            --            --           --          --       (711,549)     (711,549)
                                       ----------    ----------   -----------    ---------   ---------    -----------   -----------
Balance, March 31, 2002                 1,362,199     1,362,199    35,014,635       35,015     544,877     (2,005,805)      (63,714)

Preferred stock issued for cash            25,000        25,000            --           --      (3,250)            --        21,750
Preferred stock issued as funding
  commitment fee                           60,000        60,000            --           --          --             --        60,000
Net loss                                       --            --            --           --          --       (799,168)     (799,168)
                                       ----------    ----------   -----------    ---------   ---------    -----------   -----------
Balance, March 31, 2003                 1,447,199     1,447,199    35,014,635       35,015     541,627     (2,804,973)     (781,132)

Net loss                                       --            --            --           --          --       (581,830)     (581,830)
                                       ----------    ----------   -----------    ---------   ---------    -----------   -----------
Balance, March 31, 2003                 1,447,199    $1,447,199    35,014,635    $  35,015   $ 541,627    $(3,386,803)  $(1,362,962)
                                       ==========    ==========   ===========    =========   =========    ===========   ===========


   The accompanying notes are an integral part to these financial statements.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                                           For the fiscal     For the fiscal     Inception to
                                                             year ended         year ended         March 31,
                                                             March 31,          March 31,            2003
                                                                2003               2002           (unaudited)
                                                           --------------     --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $     (581,830)    $     (799,168)    $ (3,386,803)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Gain on debt extinguishment                                       --                 --         (189,679)
     Gain on sale of airplane                                          --            (18,152)         (18,152)
     Loss on disposition of assets                                 45,101                 --           45,101
     Depreciation and amortization                                 53,503             80,767          385,343
     Common stock issued for guarantees and
       pledge of collateral                                            --                 --           68,937
     Common stock issued for services rendered                         --                 --           18,500
     Common stock issued to settle
       compensation claims                                             --                 --           52,500
     Amortization of deferred financing costs                          --                 --           24,500
     Preferred stock issued for services rendered                      --                 --            9,599
     Preferred stock issued as funding
       commitment fee                                                  --             60,000           60,000
     Note payable issued for services rendered                     10,000                 --           79,000
     Changes in assets and liabilities:-
      (Increase) decrease in inventory                                 --             14,785         (179,787)
      Increase in prepaid expenses and deposits                       533               (533)              --
      Increase in accounts payable                                 66,707             22,264          134,085
      Increase in due to related party                            201,577            147,914          474,544
      Increase in interest payable                                 49,278              1,425           54,798
      Increase in accrued compensation                            120,000             84,564          204,564
      Increase in customer deposits                                    --              8,000           23,000
                                                           --------------     --------------     ------------
         Net cash used in operating activities                    (35,131)          (398,134)      (2,139,950)

                                                           --------------     --------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of machinery and equipment                                 --             (7,184)        (470,035)
   Proceeds from sale of airplane                                      --             87,000           87,000
                                                           --------------     --------------     ------------
         Net cash used in investing activities                         --             79,816         (383,035)
                                                           --------------     --------------     ------------

                                   -CONTINUED-

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                                   -CONTINUED-

                                                           For the fiscal     For the fiscal     Inception to
                                                             year ended         year ended         March 31,
                                                             March 31,          March 31,            2003
                                                                2003               2002           (unaudited)
                                                           --------------     --------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of preferred stock, net of
     placement fees                                                    --             21,750          931,798
   Issuance of common stock                                            --                 --          605,682
   Borrowings on Line of Credit                                    20,400            345,000          365,400
   Borrowings on notes payable                                     12,600                 --        1,144,837
   Repayments on notes payable                                         --            (25,804)        (431,040)
   Proceeds from Bridge Loan                                           --                 --          350,000
   Payments on Bridge Loan                                             --                 --         (350,000)
   Principal repayments on capital leases                              --            (29,192)         (93,433)
                                                           --------------     --------------     ------------
         Net cash provided by financing
           activities                                              33,000            311,754        2,523,244
                                                           --------------     --------------     ------------

NET (DECREASE) INCREASE IN CASH                                    (2,131)            (6,564)             259
CASH, beginning of period                                           2,390              8,954               --
                                                           --------------     --------------     ------------
CASH, end of period                                        $          259     $        2,390     $        259
                                                           ==============     ==============     ============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
    Cash paid for interest                                 $           --     $           --     $     48,960
                                                           ==============     ==============     ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    Preferred stock issued as funding
      commitment fee                                       $           --     $       60,000     $     60,000
                                                           ==============     ==============     ============
    Preferred stock issued upon conversion
      of debt and related accrued interest                 $           --     $           --     $    252,325
                                                           ==============     ==============     ============
    Machinery and equipment acquired under
      capitalized leases                                   $           --     $       24,161     $    172,314
                                                           ==============     ==============     ============
    Common stock issued for Bridge Loan
      commitment and origination fee                       $           --     $           --     $     68,937
                                                           ==============     ==============     ============

                                   -CONTINUED-

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                                   -CONTINUED-

                                                           For the fiscal     For the fiscal     Inception to
                                                             year ended         year ended         March 31,
                                                             March 31,          March 31,            2003
                                                                2003               2002           (unaudited)
                                                           --------------     --------------     ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
  (continued):
    Common stock issued for services rendered              $           --     $           --     $     18,500
                                                           ==============     ==============     ============
    Common stock issued to settle compensation
      claims                                               $           --     $           --     $     52,500
                                                           ==============     ==============     ============
    Preferred stock issued for services rendered           $           --     $           --     $      9,599
                                                           ==============     ==============     ============
    Note payable issued for services rendered              $       10,000     $           --     $     69,000
                                                           ==============     ==============     ============
    Secured note payable issued for accounts
      payable                                              $       70,683     $           --     $     70,683
                                                           ==============     ==============     ============


   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2003


(1)  ORGANIZATION AND OPERATIONS

     HISTORY AND CURRENT OPERATIONS

Dyna-Cam Engine Corporation was originally incorporated in California in 1993 ("DCEC CALIFORNIA"). TSI Handling, Inc. ("TSIH") was incorporated in Nevada in July 1999. Effective March 31, 2000, TSIH acquired all of the assets of DCEC California for 30,000,000 shares of TSIH common stock and 200,000 shares of TSIH Series A Preferred stock, plus the assumption of certain DCEC California liabilities. Immediately following this asset acquisition, the stockholders of DCEC California held approximately 85% of the outstanding shares of common stock of TSIH. TSIH subsequently amended its Articles of Incorporation to change its name to Dyna-Cam Engine Corporation (the "COMPANY").

     SALE OF COMPANY ASSETS AND BUSINESS - SUBSEQUENT EVENT (SEE NOTE 16)

As of March 31, 2003, the Company had defaulted on substantially all its indebtedness, including obligations due to Aztore Holdings, Inc. ("AZTORE") and other lenders. The obligation due to Aztore was secured by a lien on all of the Company's assets. In January 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities and further formally notified the Company of its ability and intent to take further actions to collect its Secured Notes and related liabilities (see Note 5).

On April 23, 2003, Aztore notified the required creditors of its intent to liquidate the Company's operating assets (the "ASSETS"). Subsequent to this notification, Aztore acted to dispose of the Assets pursuant to its rights as a lender under its Secured Notes and Article 9 of the Uniform Commercial Code (the "ASSET Disposition"). The Asset Disposition was based upon defaults in payment of the Company's secured obligations to Aztore and was effective June 30, 2003 (see Note 16).

The Company believes that the carrying value of long-lived assets is not impaired at March 31, 2003. That determination is partly based upon the purchase price of the net assets disposed of. The Company does not believe that the asset group that was sold is classified as held for sale, as that terminology is defined in Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Consequently, the Company has not presented the development stage operations of the Company as discontinued operations in the accompanying statements of operations.

     GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses in its development stage and has had negative cash flow since its formation in 1993. As of March 31, 2003, the Company had defaulted on substantially all its indebtedness, including obligations due to Aztore and other lenders. These defaults lead to the Asset Disposition subsequent to March 31, 2003. Proceeds from the Asset Disposition were more than the book value of the Assets but were insufficient to pay all of the Company's liabilities (see Note 16).

Although some of the Company's problems were addressed by the Asset Disposition, the remaining liabilities and lack of cash and an operating business raise substantial doubt about the Company's ability to continue as a going concern. The Company will continue to face financial challenges in the future and future operating losses for the Company are anticipated. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Upon the completion of the Asset Disposition, management implemented plans to focus on merger or other acquisition opportunities that represent the potential to generate positive cash flow and profitable operations for the Company. Also, Aztore has verbally agreed to enter into a forbearance agreement regarding amounts still due it under various agreements with the Company. Although there is no assurance, management believes it can successfully complete an acquisition or merger, which will enable the Company to continue as a going concern. Successful implementation of this strategy will depend on the Company's ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. Any acquisition or merger most likely will be massively dilutive to certain existing shareholders, and is dependent on the Company successfully restructuring its remaining obligations after the Asset Disposition.

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

     INVENTORY

Inventory consists of machined parts, raw materials and supplies used in the manufacturing of engines. The Company records its inventory at the lower of cost (first-in, first-out) or market.

                                                                      March 31,
                                                                        2003
                                                                      ---------

Machined parts, raw materials and supplies                            $ 229,787
Inventory allowance                                                     (50,000)
                                                                      ---------
                                                                      $ 179,787
                                                                      =========

Subsequent to March 31, 2003, all inventory was sold as part of the Asset Disposition for more than its recorded book value (see Note 16).

     RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred.

     MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     STOCK BASED COMPENSATION

The Company applies the provisions of Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date an option is granted only if the current market price of the underlying stock exceeds the exercise price (see Note 11).

     LOSS PER COMMON SHARE

The Company has adopted SFAS No. 128, EARNINGS PER SHARE, which supersedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. The outstanding Series A Preferred stock (see Note 10) convertible to 4,341,597 shares of common stock, stock options (see Note 11) exercisable into 4,500,000 shares of common stock, and common stock warrants (see Note 12) exercisable into 2,400,000 shares of common stock were not considered in the calculation of diluted EPS for the year ended March 31, 2003 because the effect of its inclusion would be antidilutive. There were no dividends declared on the Series A Preferred stock for the year ended March 31, 2003.

The following table presents the computation of basic and diluted loss per share from continuing operations for the fiscal year ended March 31, 2003:

                                            Loss        Shares     Per share
                                        ------------  ----------   ---------

Net loss                                $ (581,830)
Preferred stock dividend                  (144,720)
                                        ----------
Loss available to common stockholders   $ (726,550)
                                        ==========

Basic loss per share                    $ (726,550)   35,014,635   $  (0.021)
Effect of dilutive securities                  N/A
Diluted loss per share                  $ (726,550)   35,014,635   $  (0.021)

Subsequent to March 31, 2003, as part of the Asset Disposition, all outstanding shares of Series A Preferred stock were converted into 5,561,450 shares of common stock effective June 30, 2003 and all stock options issued under the Company's Equity Incentive Plan (see Note 11) were terminated by mutual agreements and settlements (see Note 16).

     INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that such portion of the deferred tax asset will not be realized. Transactions subsequent to the Asset Disposition may have impaired the Company's ability to recognize any of the Company's remaining deferred tax asset in the future due to limitations imposed by Section 382 of the Internal Revenue Code (see Note 13).

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed (see
Note 15).

     RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS No. 141, BUSINESS COMBINATIONS, SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, and SFAS No. 143, ACCOUNTING FOR OBLIGATIONS ASSOCIATED WITH THE RETIREMENT OF LONG-LIVED ASSETS. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of goodwill and other intangible assets with an indefinite useful life. Goodwill and other intangible assets with indefinite useful lives should be tested for impairment in accordance with the guidance in SFAS No. 142.

SFAS No. 143 establishes an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS No. 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset.

The Company anticipates that the adoption of SFAS No. 141, SFAS No. 142 and SFAS No. 143 will not have a material effect on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supersedes SFAS No. 121 and retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss. SFAS No. 144 provides additional implementation guidance on accounting for an impairment loss. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001. The Company anticipates that the adoption of SFAS No. 144 will not have a material effect on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, RESCISSION OF STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTION. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002; however, early application is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption would be reclassified to other income in most cases following adoption. The Company anticipates that the adoption of SFAS No. 145 will not have a material effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. SFAS No. 146 requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company anticipates that the adoption of SFAS No. 146 will not have a material effect on its financial position or results of operations.

(3)  MACHINERY AND EQUIPMENT

Machinery and equipment is comprised of the following:

                                                                      March 31,
                                                                        2003
                                                                      ---------

Machinery and warehouse equipment                                     $ 221,241
Leased Equipment                                                         77,179
Furniture and fixtures                                                   20,471
Patterns, tooling and dies                                              134,021
                                                                      ---------
                                                                        452,912
Less: accumulated depreciation                                         (329,262)
                                                                      ---------
                                                                      $ 123,650
                                                                      =========

Depreciation expense for the fiscal year ended March 31, 2003 was $53,503. Subsequent to March 31, 2003, all machinery and equipment was sold as part of the Asset Disposition for more than its recorded book value (see Note 16).

(4)  PATENTS AND INTELLECTUAL PROPERTY RIGHTS

The original developer of the Dyna-Cam Engine design and Dennis C. Palmer, an officer and director of the Company, patented certain aspects of the current version of the Dyna-Cam Engine in the United States. As of March 31, 2003, both these patents had expired. On March 4, 2003, the Company was awarded an additional patent (US 6,526,927 B1) for additional improvements made to the Dyna-Cam Engine since the original patents were obtained.

The Company has also developed manufacturing processes and component designs that it considers "TRADE SECRETS," and that it believes would make the engine difficult to produce by other manufacturers. The Company has agreements with its officers and key employees that any new features, trade secrets and patents developed in the future are owned exclusively by the Company.

No value has been given to patent and intellectual property rights on the accompanying balance sheet. There has been no recognized impairment loss on any intangible assets. All expenditures for patents and intellectual property rights are considered immaterial and are expensed as incurred and accordingly none have been capitalized.

Subsequent to March 31, 2003, all patent and intellectual property was sold as part of the Asset Disposition for more than its recorded book value (see Note
16).

(5)  SECURED NOTES PAYABLE TO RELATED PARTY

The Secured Notes payable to related party as of March 31, 2003, which totaled $455,627 including accrued interest, are due to Aztore. The Secured Notes were issued under the line of credit agreement with Aztore entered into as of April 30, 2001 (the "LOC"). Notes issued under the LOC are secured by a lien on all the Company's assets. The LOC expired on October 31, 2002. The Secured Notes are convertible at Aztore's option into shares of Series A Preferred stock at $1.00 per share. As part of the LOC, Patricia J. Wilks and Dennis C. Palmer, who controlled a majority of the Company's outstanding shares of common stock, entered into a shareholder rights agreement (the "LOC RIGHTS AGREEMENT") giving Aztore certain limited management rights until the Secured Notes issued under the LOC were paid. The Company failed to pay interest on the Secured Notes after August 2001. Interest continued to accrue on the Secured Notes at a default rate of approximately 13%. Interest expense on the Secured Notes was $45,256 and $41,720 for the years ended March 31, 2003 and 2002, respectively, and a total of $80,227 of accrued interest was due as of March 31, 2003.

In January 2002, Aztore notified the Company of its default and its ability and intent to take further actions to collect its Secured Notes and related liabilities. During the year ended March 31, 2003, the Company and Aztore reached a conceptual agreement regarding curing the Secured Note defaults as part of an overall restructuring plan which was also planned to cure the SBA Loan default. Because of this conceptual agreement, Aztore advanced the Company additional funds under new Secured Notes to allow the Company to protect Aztore's collateral and maintain its ability to execute a restructuring plan. When no plan materialized, Aztore acted to dispose of the Assets pursuant to its rights as a lender under its Secured Notes and Article 9 of the Uniform

Commercial Code. The Asset Disposition was based upon defaults in payment of the Company's obligations to Aztore and was effective June 30, 2003 (see Note 16).

(6)  SECURED NOTES PAYABLE - OTHER

Other secured notes payable as of March 31, 2003, which totaled $79,173 including accrued interest, are due to two unrelated parties. A total of $72,453, including accrued interest, is payable to the Company's legal counsel, Lewis & Roca LLP. The Company executed a Secured Note in January 2003 to secure any past due and future legal fees so the Company could maintain competent legal advice as it attempted to execute a restructuring plan. A total of $6,720, including accrued interest, is due to an unaffiliated individual related to a short-term loan to the Company in April 2002 to pay its rent and other necessary expenses.

Subsequent to March 31, 2003, these secured notes payable, including accrued interest, were paid from the proceeds of the Asset Disposition (see Note 16).

(7)  LIABILITIES TO RELATED PARTIES

Liabilities to related parties includes the following amounts:

                                                                      March 31,
                                                                        2003
                                                                     ----------

  Consulting fees due to Aztore, including accrued interest          $  392,616
  Compensation due to Officers and major shareholders                   204,564
  Other                                                                   1,702
                                                                     ----------
                                                                     $  598,882
                                                                     ==========

The consulting fees due to Aztore arises from a Capital Advisory and Financial Consulting Agreement (the "ADVISORY AGREEMENT") dated March 31, 2000, pursuant to which Aztore provides financial consulting services. Consulting fees expensed were $120,000 and $90,000 for the years ended March 31, 2003 and 2002, respectively. A total of $312,225 of consulting fees were due to Aztore as of March 31, 2003. Aztore's fixed monthly fee for their services has been $10,000 since July 2002. Interest accrues at 1.5% per month on the unpaid balance of Aztore's consulting fees. Interest expense on the consulting fees was $46,846 and $25,616 for the years ended March 31, 2003 and 2002, respectively. A total of $80,391 of accrued interest was due to Aztore as of March 31, 2003. Effective March 1, 2003, the Company agreed to pay Aztore's fees under the Advisory Agreement by the issuance of additional secured notes.

The amount due to officers and major shareholders as of March 31, 2003 includes unpaid compensation of $86,500 due to Jack E. Dahl, the Company's President, $90,000 due to Mr. Palmer, and $28,064 to Ms. Wilks. Ms. Wilks and Mr. Palmer control a majority of the Company's outstanding shares of common stock as of March 31, 2003. The Company continues to accrue any unpaid salary to Mr. Dahl and Mr. Palmer. Mr. Palmer and Mr. Dahl have not been paid since September 2002. The non-payment may expose the Company to claims by Mr. Palmer under his employment agreement. On March 19, 2002, the employment of Ms. Wilks was terminated for cause.

Subsequent to March 31, 2003, Ms. Wilks and Mr. Palmer executed general releases as part of the Asset Disposition. On July 1, 2003, Ms. Wilks and Mr. Palmer sold their wage claims due from the Company to Aztore. Also as a result of the Asset Disposition, Mr. Dahl's claims were settled effective June 30, 2003 pursuant to a Retention and Settlement Agreement entered into on April 17, 2003. This agreement was to ensure Mr. Dahl's continued involvement with the Company to assist in its capital restructuring activities, despite the Company's inability to pay his compensation, and culminated upon a sale of the Company's assets of business. Mr. Dahl resigned as an officer and director of the Company on July 2, 2003 (see Note 16).

(8)  SHORT-TERM BORROWINGS

Short-term borrowings as of March 31, 2003 totals $40,278 and consists of a note payable to one unaffiliated individual for $33,600, including accrued interest, and a short-term advance from another unaffiliated individual for $6,678, including accrued interest. Both the note payable and the short-term advance accrue interest at 1% per month. Interest payments on the note payable are due monthly and are in default as of March 31, 2003. Interest expense on the note payable was $3,600 and interest expense on the short-term advance was $78 for the year ended March 31, 2003. Ms. Wilks and Mr. Palmer have pledged their common stock in the Company to the individual who holds the note payable.

Subsequent to March 31, 2003, the note payable and accrued interest were assumed by the purchaser of the Assets as part of the consideration of the Asset Disposition. The Company remains obligated to the individual who made a short-term advance to the Company (see Note 16).

(9)  OTHER CURRENT LIABILITIES

Other current liabilities consists of the following amounts:

                                                                      March 31,
                                                                        2003
                                                                      ---------
Note payable to either the Bank of the West (the "SBA LOAN")
  or to affiliated guarantors                                         $ 335,000
Capital lease obligations, in default, including interest and
  taxes due                                                              51,998
Judgment liability, including interest                                   19,898
Customer deposits                                                        23,000
                                                                      ---------
                                                                      $ 429,896
                                                                      =========

A payment on the SBA Loan has not been made by the Company since February 2003. On June 10, 2002, the Bank of the West declared the SBA Loan in default and made formal demand that the SBA Loan be brought to a current status. The SBA Loan is guaranteed by Ms. Wilks and Mr. Palmer and secured by additional collateral pledged by these guarantors. On October 15, 2002, the Bank of the West filed a lawsuit in the Superior Court of the State of California, County of Los Angeles-Long Beach Division, naming DCEC California, the Company's predecessor, Ms. Wilks and Mr. Palmer as defendants. The suit was for collection of amounts due under the SBA Loan and an equipment lease both due from DCEC California. Although the Company assumed payment of the SBA Loan and equipment lease in connection with the acquisition of the assets of DCEC California in March 2000, the lender never acknowledged this assumption. The suit sought approximately $284,000 related to the SBA Loan and approximately $20,000 related to the equipment lease, plus additional interest and costs of collection, including attorney's fees. The Company was not named in the lawsuit.

Subsequent to March 31, 2003, the Company was notified indirectly that the SBA Loan was satisfied effective March 18, 2003. The Company is uncertain how the SBA Loan was satisfied and Ms. Wilks and Mr. Palmer never asserted a claim against the Company. Subsequent to March 31, 2003, the purchaser of the Assets assumed this liability and paid Ms. Wilks and Mr. Palmer $335,000 as part of the consideration of the Asset Disposition (see Note 16). This amount has been recorded by the Company and is shown as a current liability as of March 31, 2003.

During the fiscal year ended March 31, 2003, all three of the Company's capital lease obligations were declared in default and the lessors made formal demand that the lease payments be brought to a current status. The Company was unable to cure these defaults, which resulted in foreclosure and/or sale by the lessor of the equipment secured by two of the respective leases. In August 2002, one of the lessors exercised its rights by taking possession of certain leased equipment secured by the lease, but has not made formal claim against the Company for any deficiency amount under the lease. The full amount of that lease obligation is shown as a current liability as of March 31, 2003. One lessor exercised its rights by taking possession of certain leased equipment secured by its lease and sold the leased equipment subsequent to March 31, 2003, to the purchaser of the Assets. The Company indirectly received a release of that lease obligation from the purchaser of the Assets as part of the Asset Disposition. The balance due under this lease is shown as a current liability as of March 31, 2003.

On September 18, 2002, GE Capital filed a lawsuit in the Superior Court of the State of California, County of Los Angeles - Southwest Judicial District, naming the Company as defendant. The suit is for collection of amounts due under an equipment lease after the equipment was sold by the lessor. The suit sought approximately $18,000, plus additional interest and costs of collection, including attorneys fees. The Company was unable to defend the lawsuit due to lack of funds and GE Capital obtained a judgment against the Company for a portion of the defaulted amount under the lease. The judgment amount, plus accrued interest, is shown as a current liability as of March 31, 2003.

Customer deposits as of March 31, 2003 represent advanced payments by customers for the purchase of engines. Subsequent to March 31, 2003, the customer deposits were assumed by the purchaser of the Assets as part of the consideration of the Asset Disposition (see Note 16).

(10) SHAREHOLDERS' EQUITY

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

The Series A Preferred stock provides for dividends at the rate of $0.10 per share per annum (10% of the liquidation preference amount), pro rated for the period the shares are actually outstanding. Dividends are cumulative and are accrued and become payable only when declared by the Board of Directors. Dividends automatically accrue upon conversion of the Series A Preferred stock and are to be paid in shares of common stock at the conversion value then in effect for the Series A Preferred stock. The Board of Directors has declared no dividends. If cash dividends were to be paid, the Series A Preferred stock would have preference in payment of dividends over the common stock and any other series of preferred stock later designated. Undeclared cumulative dividends as of March 31, 2003 for the Series A Preferred stock totaled $370,535.

Other attributes of the Series A Preferred stock are priority of class, liquidation preference, anti-dilution protection and adjustment, right of first refusal to the holders, and voting rights on an as converted basis. The Series A Preferred stock is senior to all other capital stock of the Company. In the event of liquidation, the holders of Series A Preferred stock will be entitled to be paid an amount in cash equal to the liquidation preference amount plus any accrued dividends, before any other payment or distribution is made. The Series A Preferred stock is protected from a dilutive issuance of additional shares of stock at a per share price less than the conversion price at the date of such new issuance. Each holder of the Series A Preferred stock shall be given the first right to purchase their pro rata portion of any equity securities offered by the Company (except for shares offered under the Company's Equity Incentive
Plan) on the same terms and conditions as the Company offers to other investors. Each share of Series A Preferred stock votes with the shares of common stock as a single class on all matters except for matters that affect the rights of the Series A Preferred stock, in which case the Series A Preferred stock votes separately as a single class.

On May 19, 2003, approximately 89% of the Series A Preferred shareholders voted to modify the Series A Preferred certificate of designation to, among other changes, require an automatic conversion of the Series A Preferred stock in accordance with the certificate of designation, if at least 67% of the Series A Preferred shareholder voluntarily convert into common stock. Subsequent to March 31, 2003, approximately 90% of the Series A Preferred shareholders agreed to voluntarily convert into common stock upon the closing of the Asset Disposition. Therefore, pursuant to the amended certificate of designation and as part of the Asset Disposition effective June 30, 2003, all outstanding shares of Series A

Preferred stock were converted into 5,561,450 shares of common stock and the entire class of Series A Preferred stock was retired.

     CHANGES IN VOTING RIGHTS

On April 30, 2001 and concurrent with the execution of the LOC, Ms. Wilks and Mr. Palmer, as the Company's majority common shareholders, Aztore and the Company entered into a rights agreement (the "LOC RIGHTS Agreement"). The LOC Rights Agreement limits the Board of Directors to five members and gives Aztore the right to appoint a majority of the members of the Board of Directors for so long as any monetary obligation is outstanding related to the LOC. Upon all monetary obligations related to the LOC being satisfied, a majority of the holders of the Series A Preferred stock shall then have the right to designate a majority of the members of the Board of Directors. In either event, a super majority vote (four out of five members) of the Board of Directors is required to sell substantially all of the Company's business and assets, authorize the sale of additional equity or modify the exercise prices of the outstanding warrants.

Subsequent to March 31, 2003, as part of the Asset Disposition, the LOC Rights Agreement was terminated (see Note 16).

(11) STOCK OPTIONS

The Company has approved an Equity Incentive Plan for the Company's directors, officers, key employees and consultants covering 6,000,000 shares of Company common stock (the "EIP.") Options granted under the EIP may be either "INCENTIVE STOCK OPTIONS," as defined in Section 422A of the Internal Revenue Code, or "NONQUALIFIED STOCK OPTIONS," subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to an optionee who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors and must be exercised within ten years of the date of grant. The EIP expires June 14, 2009.

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

The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions for year ended March 31, 2003:

             Dividend yield                         None
             Volatility                             N/A
             Risk free interest rate                6.00%
             Expected asset life                    10 years

Using the minimum value method, the result is that there is no value to assign to the options granted, because the present value of the exercise price exceeds the value of the underlying shares at the date of grant. Therefore, the vesting of 966,667 options during the year ended March 31, 2003, would result in no proforma effect on the net loss and net loss per share for the years ended March 31, 2003 and 2002. There were no stock options granted in the years ended March 31, 2003 and 2002.

A summary of stock option activity is shown in the following table:

                                                                    Weighted
                                                                    Average
                                                     Number      Exercise Price
                                                    ---------    --------------

Options outstanding, March 31, 2001                 4,000,000        $0.30
   Granted                                            500,000        $0.30
   Exercised                                               --
   Forfeited                                               --
                                                    ---------
Options outstanding, March 31, 2002                 4,500,000        $0.30
   Granted                                                 --
   Exercised                                               --
   Forfeited                                               --
                                                    ---------
Options outstanding, March 31, 2003                 4,500,000        $0.30
                                                    =========

Options available for grant as of March 31, 2003    1,500,000
                                                    =========

Options exercisable as of March 31, 2003            2,900,000        $0.30
                                                    =========

Subsequent to March 31, 2003, as part of the Asset Disposition, all stock options issued under the Company's EIP were terminated by mutual agreements and settlements effective June 30, 2003 (see Note 16).

(12) COMMON STOCK WARRANTS

The Company has six series of common stock purchase warrants, with 400,000 warrants outstanding in each series. Each warrant provides for the purchase of one share of common stock. Each warrant is callable by the Company for a price of $.0001 per warrant at any time.

A summary of warrants outstanding as of March 31, 2003 follows:

                                                 A & B           C & D           E & F
                                                Warrants        Warrants        Warrants
                                              -------------   -------------   -------------
Warrants outstanding, March 31, 2001                800,000         800,000         800,000
   Granted                                               --              --              --
   Exercised                                             --              --              --
   Forfeited                                             --              --              --
                                              -------------   -------------   -------------
Warrants outstanding, March 31, 2002                800,000         800,000         800,000
   Granted                                               --              --              --
   Exercised                                             --              --              --
   Forfeited                                             --              --              --
                                              -------------   -------------   -------------
Warrants outstanding, March 31, 2003                800,000         800,000         800,000
                                              =============   =============   =============
Exercise price                                $        2.00   $        4.00   $        6.00
                                              =============   =============   =============
Expiration date                               JUNE 30, 2004   JUNE 30, 2004   JUNE 30, 2004
                                              =============   =============   =============

     SELLING AGENT WARRANTS

In connection with the Series A Offering, Sunset Financial Services, Inc. ("SUNSET"), which acted as the Selling Agent for the Company's offering, was granted warrants to purchase shares of common stock at an exercise price of $.67 per share (the "SELLING AGENT WARRANTS"). Selling Agent Warrants are issued pro rata as closings occur at a rate of 10% to 15% of the common shares underlying the Series A Preferred stock sold in the offering, depending on the aggregate Series A Preferred shares sold. Selling Agent Warrants expire three years from the date of grant. A total of 345,000 Selling Agent Warrants are outstanding as of March 31, 2003.

(13) INCOME TAXES

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

A deferred tax liability of $13,100 existed as of March 31, 2003, pertaining to differences in book and tax bases of equipment. Deferred tax assets totaling $1,321,000 as of March 31, 2003 were offset by the $13,100 deferred income tax liability and a valuation allowance of $1,308,000. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $1,257,000 of the net deferred income tax asset. The valuation allowance was increased by $232,000 during the fiscal year ended March 31, 2003. The balance of the deferred tax asset relates to differences in book and tax accounting relative to inventory and accrued compensation. The Company has federal and state net operating loss carryforwards of approximately $3,143,000 as of March 31, 2003. The federal net operating loss carryforwards expire in 2010 through 2021 and state loss carryforwards expire in 2003 through 2005.

Income taxes for years ended March 31 were as follows:

                                                       2003            2002
                                                   ------------    ------------

Current benefit                                    $    180,352    $    312,701
Deferred benefit (provision)                           (180,352)       (312,701)
                                                   ------------    ------------
          Net income tax provision                 $         --    $         --
                                                   ============    ============

The following table presents the differences between the effective and statutory income tax rates for the year ended March 31:

                                               2003                         2002
                                     ------------------------     ------------------------
                                                        %                            %
                                                    ---------                    ---------
Federal                              $ (197,880)          (34)    $ (271,660)          (34)
State                                   (34,920)           (6)       (47,940)           (6)
Change in valuation allowance           232,320            40        318,000            40
Other                                       480            --          1,600            --
                                     ----------     ---------     ----------     ---------
                                     $       --            --     $       --            --
                                     ==========     =========     ==========     =========

Transactions subsequent to the Asset Disposition may have impaired the Company's ability to recognize any of the Company's remaining deferred tax asset in the future due to limitations imposed by Section 382 of the Internal Revenue Code.

(14) RELATED PARTY TRANSACTIONS

     AZTORE HOLDINGS, INC.

Aztore is a Phoenix, Arizona-based, investment and consulting company that holds various interests in companies and provides corporate restructuring and consulting services. Michael S. Williams and Lanny R. Lang, officers and directors of the Company, are also officers and directors of Aztore. As of March 31, 2003, Aztore owns directly or indirectly 11.3% of the Company's common stock on an as converted basis. The Company engaged Aztore to provide investment banking and financial consulting services (see Note 7).

The Company has defaulted on Secured Notes due Aztore related to the LOC (see
Note 5). In January 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities and further formally notified the Company of its ability and intent to take further actions to collect its Secured Notes and related liabilities. During the year ended March 31, 2003, the Company and Aztore reached a conceptual agreement regarding curing the Secured Note defaults as part of an overall restructuring plan which was also planned to cure the SBA Loan default. Because of this conceptual agreement, Aztore advanced the Company additional funds under new Secured Notes to allow the Company to protect Aztore's collateral and maintain its ability to execute a restructuring plan.

When no plan materialized, Aztore acted to dispose of the Assets pursuant to its rights as a lender under its Secured Notes and Article 9 of the Uniform Commercial Code. The Asset Disposition was based upon defaults in payment of the Company's obligations to Aztore and was effective June 30, 2003 (see Note 16).

     CHASSEUR HOLDINGS, INC.

Chasseur Holdings, Inc. ("CHASSEUR") was the largest shareholder of TSIH prior to the acquisition of the assets of DCEC California. Chasseur's business is similar to Aztore's. Aztore controls Chasseur. Mr. Williams and Mr. Lang, officers and directors of the Company, are also officers and directors of Chasseur, as well as Aztore. As of March 31, 2003, Chasseur directly owns 4.9% of the Company's common stock outstanding on an as converted basis.

On March 31, 2000, the Company entered into an Existing Shareholder Rights Agreement, wherein the shareholders of TSIH, including Chasseur, were granted anti-dilution and certain other rights. Under the provisions of this agreement, this agreement terminated upon the retirement of all the shares of Series A Preferred stock. Subsequent to March 31, 2003, as part of the Asset Disposition, all outstanding shares of Series A Preferred stock were converted into 5,561,450 shares of common stock and accordingly, this agreement terminated effective June 30, 2003.

(15) COMMITMENTS AND CONTINGENCIES

In the normal course of its business, the Company may be subject to certain contractual obligations and litigation. In management's opinion, upon consultation with legal counsel, there is no current litigation that will materially affect the Company's financial position or results of operations. However, the Company is in default on substantially all of its accounts payable and other liabilities. Collection actions related to these liabilities could be commenced at any time.

     OPERATING LEASE

The Company leases its manufacturing facility on a month to month basis. Rent expense under this lease was $2,800 per month or $33,600 for each of the two years ended March 31, 2003 and 2002. The monthly lease payment was made only sporadically since February 2002 and a total of $25,200 in back lease payments were due as of March 31, 2003. The Company remains obligated to the landlord for the back lease payments. The Company is unable to cure this default, but is attempting to settle the amount due to the landlord. If the landlord attempts to aggressively pursue action against the Company to collect, the Company will incur costs to defend itself.

Subsequent to March 31, 2003, the purchaser of the Assets made arrangements with the landlord to stay in the manufacturing facility and assumed responsibility for paying the lease from May 2003 forward.

     CAPITAL LEASES

Equipment under capital leases, included in machinery and equipment as of March 31, 2003, is as follows:

Machinery and equipment                                              $   71,179
Less: Accumulated amortization                                          (45,963)
                                                                     ----------
                                                                     $   25,216
                                                                     ==========

During the fiscal year ended March 31, 2003, all three of the Company's capital lease obligations were declared in default and the lessors made formal demand that the lease payments be brought to a current status. The Company was unable to cure these defaults, which resulted in seizure and/or sale by the respective lessor (see Note 9).

     EMPLOYMENT COMMITMENTS

On March 31, 2000, the Company executed five-year employment contracts with Mr. Palmer and Ms. Wilks. These employment contracts require exclusive service to the Company in exchange for minimum annual salaries of $60,000 each during the term of the contracts. Unpaid compensation is due to Mr. Palmer, Ms. Wilks and Mr. Dahl. Mr. Palmer and Mr. Dahl have not been paid since September 2002. On March 19, 2002, the employment of Ms. Wilks was terminated for cause (see Note
7).

Subsequent to March 31, 2003, Ms. Wilks and Mr. Palmer executed general releases as part of the Asset Disposition. Also as a result of the Asset Disposition, Mr. Dahl's claims were settled effective June 30, 2003 pursuant to a Retention and Settlement Agreement entered into on April 17, 2003 (see Note 16).

(16) SUBSEQUENT EVENTS

     SALE OF COMPANY ASSETS AND BUSINESS

As of March 31, 2003, the Company had defaulted on substantially all its indebtedness, including obligations due to Aztore. The obligation due to Aztore was secured by a lien on all of the Company's assets. In January 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities and further formally notified the Company of its ability and intent to take further actions to collect its Secured Notes and related liabilities. On April 23, 2003, Aztore notified the required creditors of its intent to liquidate the Company's operating assets. Subsequent to this notification, Aztore acted to dispose of the Assets effective June 30, 2003, pursuant to a Disposition of Collateral and Settlement Agreement (the "DISPOSITION AGREEMENT"). The purchaser of the Assets was Aero Marine Engine Corp.

The Disposition Agreement documented the Asset Disposition pursuant to Aztore's rights as a lender under its Secured Notes and Article 9 of the Uniform Commercial Code. The Asset Disposition was based upon defaults in payment of the Company's obligations to Aztore. The total consideration paid for the Assets was $972,511, in the form of cash, shares of common stock of the purchaser, and the assumption of certain liabilities and debt. The portion of the purchase price received in cash, $565,500, was paid to Aztore and two other secured creditors (see Notes 5 and 6). Aztore received $438,160 in cash, the pledge of a $20,500 certificate of deposit, plus shares of common stock of the purchaser valued at

$5,600. A balance of $35,000 in Secured Notes under the LOC is still owed to Aztore as of June 30, 2003 after the proceeds of the Asset Disposition. The remaining non-cash consideration for the Assets consists of the assumption of certain other liabilities, including the SBA Loan (see Note 9).

An unaudited pro forma balance sheet as of June 30, 2003, the effective date of the Asset Disposition, is presented below to show the disposition of the Assets and application of the total consideration paid for the Assets:

                                                        June 30, 2003 (Unaudited)
                                              -----------------------------------------
                                                                             Pro forma,
                                               Prior to         Asset          After
                                                 Asset       Disposition       Asset
                                              Disposition    transactions   Disposition
                                              -----------    ------------   -----------
ASSETS
   Cash                                       $        65              --   $        65
   Inventory                                      179,787        (179,787)           --
   Machinery and equipment, net                   111,595        (111,595)           --
   Patents and intellectual property rights            --              --            --
                                              -----------    ------------   -----------
                                                  291,447        (291,382)           65
                                              ===========    ------------   ===========
LIABILITIES
   Accounts payable                                60,161          (4,409)       55,752
   Secured notes payable to related party         499,260        (464,260)       35,000
   Secured notes payable - other                  108,667        (106,840)        1,827
   Liabilities to related parties                 628,202          (1,702)      626,500
   Short-term borrowings                           44,142         (37,300)        6,842
   Other current liabilities                      429,896        (358,000)       71,896
                                              -----------    ------------   -----------
                                                1,770,328        (972,511)      797,817
                                              ===========    ------------   ===========

GAIN ON DISPOSITION OF THE ASSETS                            $    681,129
                                                             ============

As of the date of the Asset Disposition, Ms. Wilks and Mr. Palmer, former officers and directors and the major shareholder of the Company, held an aggregate of approximately 2% of the outstanding equity of Aero Marine Engine Corp., the purchaser of the Assets. Ms. Wilks and Mr. Palmer executed general releases as part of the Asset Disposition.

     RETENTION AND SETTLEMENT AGREEMENT

On April 17, 2003, the Company entered into a Retention and Settlement Agreement with Jack E. Dahl, the Company's President. At the time of this agreement, Mr. Dahl was owed $89,000 in unpaid compensation. This agreement was to ensure Mr. Dahl's continued involvement with the Company to assist in its capital restructuring activities, despite the Company's inability to pay his compensation, and was payable upon a major fundraising event or a sale of the Company's assets or business. Under the terms of this agreement, if Mr. Dahl worked until either a restructuring or an asset sale successfully closed, he would be paid a cash fee of $50,000, plus 1,000,000 shares of common stock of the Company in complete settlement of any claim on the Company's books at that time. Upon the Asset Disposition, Mr. Dahl's was paid the cash fee and stock grant. Mr. Dahl resigned as an officer and director of the Company on July 2, 2003.

     MODIFICATION OF SERIES A PREFERRED RIGHTS

On May 19, 2003, approximately 89% of the Series A Preferred shareholders voted to modify the Series A Preferred certificate of designation to, among other changes, require an automatic conversion of the Series A Preferred stock in accordance with the certificate of designation, if at least 67% of the Series A Preferred shareholders voluntarily convert into common stock. Subsequent to March 31, 2003, approximately 90% of the Series A Preferred shareholders agreed to voluntarily convert into common stock upon the closing of the Asset Disposition. As part of the Asset Disposition effective June 30, 2003, all outstanding shares of Series A Preferred stock were converted into 5,561,450 shares of common stock and the entire class of Series A Preferred stock was retired.

     NEW LINE OF CREDIT AGREEMENT

Effective on June 30, 2003, immediately following the Asset Disposition, Aztore established a new line of credit for the Company in the amount of $250,000 (the "NEW LOC"). This New LOC covers the balance of the Secured Notes not paid to Aztore upon the Asset Disposition. On July 3, 2003, Aztore advanced the Company $50,000 under the New LOC to settle the Company's obligation to Mr. Dahl under the Retention and Settlement Agreement. Continuing consulting fees under the Company's Advisory Agreement with Aztore will now be paid by the issuance of new Secured Notes under the New LOC. In its sole discretion, Aztore is also advancing the Company funds under the New LOC, if necessary, to settle remaining unpaid unsecured creditor claims.

     OTHER SUBSEQUENT EVENTS

An Existing Shareholder Rights Agreement, wherein the shareholders of TSIH, including Chasseur, were granted anti-dilution and certain other rights, was terminated effective June 30, 2003 as a result of the Asset Disposition (see
Note 14).

Effective June 30, 2003, Aztore verbally agreed to enter into a forbearance agreement regarding amounts still due it under various agreements with the Company. The terms of this forbearance are being documented and are predicated on the potential settlement of sufficient remaining liabilities of the Company and limitations on the amount of litigation.

As part of the Asset Disposition, all stock options issued under the Company's Equity Incentive Plan were terminated by mutual agreements and settlements effective June 30, 2003 (see Note 12).

     PURCHASE AND SETTLEMENT AGREEMENT

On July 1, 2003, Aztore, Palmer Holdings, Ltd. ("PHL"), Ms. Wilks and Mr. Palmer entered into a Purchase and Settlement Agreement. Ms. Wilks and Mr. Palmer control PHL. Under this agreement, Aztore acquired the wage claims of Ms. Wilks and Mr. Palmer, 75,000 shares of Series A Preferred stock owned by Ms. Wilks, and 23,874,756 shares of common stock owned by PHL. Aztore voluntarily converted this Series A Preferred stock into shares of common stock of the Company, along with the entire class of Series A Preferred stock. The purchase of PHL's shares of common stock gave Aztore controlling ownership of the Company's common stock as of July 1, 2003. The Company had no funds to take advantage of this corporate opportunity and agreed that Aztore could proceed with these stock purchase transactions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Dyna-Cam has not changed or had any disagreements with its independent auditor.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Our executive officers, directors and key employees as of August 5, 2003 are as follows:

     Name                  Age                      Position
     ----                  ---                      --------

Michael S. Williams         56       Chief Executive Officer, President and
                                       Chairman of the Board

Lanny R. Lang               45       Chief Financial Officer, Secretary and
                                       Director

     MICHAEL S. WILLIAMS. Mr. Williams has been a director since our formation. Mr. Williams became Chief Executive Officer on March 18, 2002, replacing Patricia J. Wilks. Upon the Asset Disposition and the resignation of Jack E. Dahl, Mr. Williams also assumed the title of President. Between our incorporation in June 1999 until March 31, 2000, Mr. Williams was our President. On March 31, 2000, he resigned. Mr. Williams was named Chairman of the Board on April 20, 2001. Since 1995, Mr. Williams has been the President and Chief Portfolio Officer of Aztore Holdings, Inc., a Phoenix, Arizona-based investment and management consulting company. He devotes full-time to Aztore's affairs and Aztore's portfolio companies. Since 1999, Mr. Williams has also been the President and Chief Portfolio Officer of Chasseur Holdings, Inc., a company similar to Aztore ("CHASSEUR"). Mr. Williams has an MBA degree in Strategic Planning and Corporate Finance from the Wharton Graduate School of the University of Pennsylvania in 1974 and a Bachelor of Arts degree in both History and Political Science from Pennsylvania State University in 1969.

     Aztore and Chasseur specialize in providing investment banking, corporate restructuring and consulting services to financially distressed companies. Mr. Williams holds various officer and director positions in the many of Aztore's and Chasseur's portfolio companies, some of which are in extended financial condition and some of these companies, including Chasseur have been in Chapter 11 bankruptcy proceedings prior to becoming an Aztore portfolio company.

     LANNY R. LANG. Between our formation and March 31, 2001, Mr. Lang was a director and our Secretary. He again became a director in April 2001, replacing Mr. Dahl. Since 1995, Mr. Lang has been the Chief Financial Officer, Secretary and Treasurer of Aztore. He devotes full-time to Aztore's affairs and Aztore's portfolio companies. Since 1999, Mr. Lang has also been the Chief Financial Officer, Secretary and Treasurer of Chasseur. Mr. Lang received a BA degree in Accounting from the University of Northern Iowa.

     Aztore and Chasseur specialize in providing investment banking, corporate restructuring and consulting services to financially distressed companies. Mr. Lang holds various officer and director positions in the many of Aztore's and Chasseur's portfolio companies, some of which are in extended financial condition and some of these companies, including Chasseur have been in Chapter 11 bankruptcy proceedings prior to becoming an Aztore portfolio company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely upon a review of Section 16(a) reports furnished to Dyna-Cam, we are unaware of any reports under Section 16(a) of the Exchange Act that were not timely filed by officers, directors and beneficial owners of 10% or more of Dyna-Cam's common stock during the fiscal year ended March 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for the fiscal years ended March 31, 2003, 2002 and 2001 for the officers and directors of Dyna-Cam. No person received salary or bonus in excess of $100,000 for any of these fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                Long-term
                                               compensation
                                               ------------
                              Fiscal year
         Name and                ended                          Stock options
    Principal position          March 31,         Salary       Granted (shares)
--------------------------    -----------      ------------    ----------------

Jack E. Dahl, President          2003          $ 60,000 (2)              --
  and Chief Operating            2002          $ 60,000             500,000
  Officer                        2001                --                  --

Dennis C. Palmer,                2003          $ 60,000 (1)              --
  Executive Vice President       2002          $ 60,000                  --
  and Chief Engineer             2001          $ 60,000                  --

Patricia J. Wilks                2003                -- (1)              --
                                 2002          $ 60,000                  --
                                 2001          $ 60,000                  --

(1) SUBSEQUENT TO MARCH 31, 2003, MS. WILKS AND MR. PALMER EXECUTED A GENERAL RELEASE AS PART OF THE ASSET DISPOSITION. ON JULY 1, 2003, MS. WILKS AND MR. PALMER SOLD THEIR WAGE CLAIMS DUE FROM THE COMPANY TO AZTORE. IN ADDITION, ALL STOCK OPTIONS ISSUED TO MS. WILKS AND MR. PALMER WERE TERMINATED BY MUTUAL AGREEMENT.

(2) ON APRIL 17, 2003, WE ENTERED INTO A RETENTION AND SETTLEMENT AGREEMENT WITH JACK E. DAHL, OUR PRESIDENT. AT THE TIME OF THIS AGREEMENT, MR. DAHL WAS OWED $89,000 IN UNPAID COMPENSATION. THIS AGREEMENT WAS TO ENSURE MR. DAHL'S CONTINUED INVOLVEMENT TO ASSIST US IN OUR CAPITAL RESTRUCTURING ACTIVITIES DESPITE OUR INABILITY TO PAY HIS COMPENSATION. UNDER THE TERMS OF THIS AGREEMENT, IF MR. DAHL WORKED UNTIL EITHER A RESTRUCTURING OR AN ASSET DISPOSITION SUCCESSFULLY CLOSED, HE WOULD BE PAID A CASH FEE OF $50,000 PLUS 1,000,000 SHARES OF COMMON STOCK IN COMPLETE SETTLEMENT OF ANY CLAIM AND WAS

PAYABLE UPON A MAJOR FUNDRAISING EVENT OR SALE OF OUR ASSETS OR BUSINESS. UPON THE ASSET DISPOSITION, MR. DAHL WAS PAID THE CASH FEE AND STOCK GRANT. MR. DAHL RESIGNED AS AN OFFICER AND DIRECTOR ON JULY 2, 2003 AND WAVED HIS STOCK OPTIONS BY MUTUAL AGREEMENT.

OPTION GRANTS

     No options were granted to executive officers or employees during the fiscal year ended March 31, 2003.

OPTION EXERCISES AND VALUES

     The following table sets forth information regarding the exercise and values of options held by executive officers as of March 30, 2003.

                          AGGREGATE OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                            Value of in-the-
                                                    Number of options at    money options at
                          Shares                       March 31, 2003        March 31, 2003
                         acquired        Value          Exercisable/          Exercisable/
      Name            upon exercise    realized        unexercisable         unexercisable
----------------      -------------    --------     --------------------    ----------------
Jack E. Dahl                0             $0           500,000/500,000           $0/$0

Dennis C. Palmer            0             $0         1,200,000/1,200,000         $0/$0

     As a result of the Asset Disposition, the respective holders agreed to release all stock options outstanding.

EMPLOYMENT AGREEMENTS

     On March 31, 2000, we entered into five-year employment contracts with Patricia J. Wilks and Dennis C. Palmer. Ms. Wilks' employment was terminated in March 2002 and she disputed this termination but never took any formal action against us. The employment contracts contained customary non-compete covenants and intellectual property assignment provisions. As a result of the Asset Disposition, the rights under these employment agreements were transferred to Aero Marine and Aztore purchased any claims for accrued compensation under these employment agreements directly from Ms. Wilks and Mr. Palmer. In addition, all stock options issued to Ms. Wilks and Mr. Palmer were canceled.

     On April 20, 2001, the Board of Directors elected Jack E. Dahl as President and Chief Operating Officer. We agreed to compensate Mr. Dahl as a consultant at the rate of $5,000 per month for a minimum of 100 hours of service per month. Mr. Dahl was granted 500,000 options with an exercise price of $.30 per share, vesting equally over the next six fiscal quarters starting on June 30, 2001. We could not pay Mr. Dahl after October 2001. On April 17, 2003 we entered into retention and settlement agreement (the "RETENTION AGREEMENT") with Mr. Dahl to assure his assistance in continuing to try to address our financial crisis. As a result of the Asset Disposition, Mr. Dahl terminated his relationship with the Company. Mr. Dahl waived any claim under his options and under his Retention Agreement. We paid Mr. Dahl a $50,000 cash settlement payment and issued him 1,000,000 shares of common stock.

2000 EQUITY INCENTIVE PLAN

     We have an approved Equity Incentive Plan ("EIP") for our directors, officers, key employees and consultants covering 6,000,000 shares of common stock. As a result of the Asset Disposition, there are no outstanding options vested or granted.

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

COMPENSATION OF DIRECTORS

     Our present directors are not compensated for their services as directors. After the Asset Disposition and upon his resignation as a director, Danny R. Hyde was awarded a 1,000,000 stock grant for past services as a member of our Board. Messrs. Williams and Lang are officers and directors of Aztore and Aztore provides services to us under an Advisory Agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our common stock as of July 31, 2002 by the officers and directors and by persons holding more than 5% of our outstanding capital stock:

       Name and Address                  Shares Held(1)        Percentage(1)
       ----------------                  --------------        -------------

Michael S. Williams (2)                    30,051,138              70.58%
14647 S. 50th Street, Suite 130
Phoenix, AZ 85044-6475

Lanny R. Lang (2)                          30,051,138              70.58%
14647 S. 50th Street, Suite 130
Phoenix, AZ 85044-6475

Aztore Holdings, Inc. (2)                  30,051,138              70.58%
14647 S. 50th Street, Suite 130
Phoenix, AZ 85044-6475

Chasseur Holdings, Inc. (3)                 2,000,000                4.8%
14647 S. 50th Street, Suite 130
Phoenix, AZ 85044-6475

Total officers and directors as
a group (2 persons)                        30,051,138              70.58%

(1) AMOUNTS AND PERCENTAGES BASED ON A TOTAL OF 42,576,085 SHARES OF COMMON STOCK OUTSTANDING. AS A RESULT OF THE ASSET DISPOSITION, THERE ARE NO SHARES OF COMMON STOCK ISSUABLE UNDER THE EMPLOYEE STOCK OPTION PLAN.

(2) AMOUNTS AND PERCENTAGES INCLUDE 28,051,138 SHARES OF COMMON STOCK HELD BY AZTORE HOLDINGS, INC., WHICH, INCLUDES THOSE SHARES OF SERIES A PREFERRED STOCK THAT CONVERTED AS A RESULT OF THE ASSET DISPOSITION, SHARES ACQUIRED FROM PHL AFTER THE ASSET DISPOSITION AND 2,000,000 SHARES OF COMMON STOCK HELD BY CHASSEUR HOLDINGS, INC. MR. WILLIAMS IS THE PRESIDENT AND CHIEF PORTFOLIO OFFICER AND MR. LANG IS THE CHIEF FINANCIAL OFFICER OF BOTH AZTORE AND CHASSEUR. MR. WILLIAMS AND MR. LANG ARE DEEMED THROUGH THEIR DIRECT AND INDIRECT OWNERSHIP OF AZTORE AND CHASSEUR TO HAVE VOTING CONTROL OF ALL SHARES HELD BY THESE COMPANIES. MR. WILLIAMS AND MR. LANG DISCLAIM ANY OWNERSHIP OTHER THAN AS BENEFICIALLY HELD THROUGH THEIR DIRECT AND INDIRECT OWNERSHIP OF AZTORE AND CHASSEUR.

(3) AZTORE OWNS CONTROLLING INTEREST IN CHASSEUR AND IS DEEMED THROUGH THIS OWNERSHIP TO HAVE VOTING CONTROL OF ALL SHARES HELD BY CHASSEUR. AZTORE AND MESSRS. LANG AND WILLIAMS DISCLAIM ANY OWNERSHIP OTHER THAN AS BENEFICIALLY HELD THROUGH ITS DIRECT OWNERSHIP AND INDIRECT OWNERSHIP OF CHASSEUR.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FISCAL YEAR ENDED MARCH 31, 2002

     LINE OF CREDIT FACILITY. On April 30, 2001, we obtained a secured line of credit (the "LOC") from Aztore. The LOC was in default as of March 31, 2002 and no interest was paid after September 2001. Aztore advanced us additional funding under their Loan Documents to protect and maintain their collateral and our ability to raise money. On January 2002, Aztore formally notified us that we were in default under the Loan Documents.

     RIGHTS AGREEMENT. On April 30, 2001 and concurrent with the execution of the LOC, two shareholders owning controlling interest in Dyna-Cam, Aztore and Dyna-Cam entered into a Rights Agreement. The Rights Agreement limited our Board of Directors to five members and gave Aztore the right to appoint a majority of the members of our Board of Directors for so long as any monetary obligation is outstanding under the LOC. Upon all monetary obligations under the LOC being satisfied, a majority of the holders of the Series A Preferred stock shall have the right to designate a majority of the members of our Board of Directors. In either event, a super majority vote (four out of five directors) is required to
(i) sell substantially all of Dyna-Cam's assets, (ii) authorize the sale of additional equity, or (iii) modify the exercise prices of our outstanding warrants. Such restriction excludes the Series A Preferred stock that has previously been authorized.

FISCAL YEAR ENDED MARCH 31, 2003

     AMOUNTS PAID AND AGREEMENTS WITH AZTORE. During the fiscal year ended March 31, 2003, we paid no interest to Aztore under the Aztore LOC or any subsequent advances, but we continued to accrue interest due to Aztore. We also accrued interest and fees due to Aztore under the Advisory Agreement. Aztore advanced us $20,400 in additional funds during fiscal 2003 for asset protection expenses and to maintain the trading status of our stock to assist us in trying to raise new funding. Effective March 1, 2003 due to continued non-payment and uncertainty as to potential sale or other transaction, we modified Aztore's Advisory Agreement so that any future amounts due under this agreement would be paid with new secured notes. This allowed us to complete the Asset Disposition and address a significant number of unpaid liabilities.

SUBSEQUENT TO THE FISCAL YEAR ENDING MARCH 31, 2003

     ASSET DISPOSITION. As of March 31, 2003, we had defaulted on substantially all our indebtedness, including obligations due to Aztore. The obligation due to Aztore was secured by a lien on all of our assets. In January 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities and further formally notified us of its ability and intent to take further actions to collect its Secured Notes and related liabilities. Subsequent to March 31, 2003, on April 23, 2003, Aztore notified the required creditors of its intent to liquidate our operating assets. Subsequent to this notification, Aztore acted to dispose of the assets effective June 30, 2003, pursuant to a Disposition of Collateral and Settlement Agreement (the "DISPOSITION AGREEMENT"). The purchaser of the assets was Aero Marine Engine Corp.

     The Disposition Agreement documented the Asset Disposition pursuant to Aztore's rights as a lender under its Secured Notes and Article 9 of the Uniform Commercial Code. The total consideration paid for the assets was $972,511, in the form of cash, shares of common stock of the purchaser, and the assumption of certain liabilities and debt. The portion of the purchase price received in cash, $565,500, was paid to Aztore and two other secured creditors. Aztore received $438,160 in cash, the pledge of a $20,500 certificate of deposit, plus shares of common stock of the purchaser valued at $5,600. A balance of $35,000 in Secured Notes under the LOC is still owed to Aztore as of June 30, 2003. The remaining non-cash consideration for the assets consists of the assumption of certain other liabilities, including the SBA Loan.

     As of the date of the Asset Disposition, Ms. Wilks and Mr. Palmer, former officers and directors and the major shareholders, held an aggregate of approximately 2% of the outstanding equity of Aero Marine Engine Corp., the purchaser of the assets. Ms. Wilks and Mr. Palmer executed general releases as part of the Asset Disposition.

     RETENTION AGREEMENT. On April 17, 2003, we entered into a Retention and Settlement Agreement with Jack E. Dahl, our President. At the time of this agreement, Mr. Dahl was owed $89,000 in unpaid compensation. This agreement was to ensure Mr. Dahl's continued involvement with us to assist us in capital restructuring activities, despite our inability to pay his compensation, and was payable upon a major fundraising event or a sale of our assets or business. Under the terms of this agreement, if Mr. Dahl worked until either a restructuring or an asset sale successfully closed, he would be paid a cash fee of $50,000, plus 1,000,000 shares of common stock in complete settlement of any claim existing at that time. Upon the closing of the Asset Disposition, Mr. Dahl was paid the cash fee and stock grant. Mr. Dahl resigned as an officer and director on July 2, 2003.

     SERIES A CONVERSION. On May 19, 2003, approximately 89% of the Series A Preferred shareholders voted to modify the Series A Preferred certificate of designation to, among other changes, require an automatic conversion of the Series A Preferred stock in accordance with the certificate of designation, if at least 67% of the Series A Preferred shareholders voluntarily convert into common stock. Subsequent to March 31, 2003, approximately 90% of the Series A Preferred shareholders agreed to voluntarily convert into common stock upon the closing of the Asset Disposition. As part of the Asset Disposition effective June 30, 2003, all outstanding shares of Series A Preferred stock were converted into 5,561,450 shares of common stock and the entire class of Series A Preferred stock was retired.

     NEW LOC. Effective on June 30, 2003, immediately following the Asset Disposition, Aztore established a new line of credit in the amount of $250,000 (the "NEW LOC"). This New LOC covers the balance of the Secured Notes not paid to Aztore upon the Asset Disposition. On July 3, 2003, Aztore advanced us $50,000 under the New LOC to settle our obligation to Mr. Dahl under the Retention and Settlement Agreement. Continuing consulting fees under the Advisory Agreement with Aztore will be paid by the issuance of new Secured Notes under the New LOC. In its sole discretion, Aztore is also advancing us funds under the New LOC, if necessary, to settle remaining unpaid unsecured creditor claims.

     RIGHTS AGREEMENT. An Existing Shareholder Rights Agreement, wherein the shareholders of TSIH, including Chasseur, were granted anti-dilution and certain other rights, was terminated effective June 30, 2003 as a result of the Asset Disposition.

     FORBEARANCE. Effective June 30, 2003, Aztore verbally agreed to enter into a forbearance agreement regarding amounts still due it under various agreements. The terms of this forbearance are being documented and are predicated on the potential settlement of sufficient remaining liabilities and limitations on the amount of litigation.

     OPTIONS CANCELLED. As part of the Asset Disposition, all stock options issued under our Equity Incentive Plan was terminated by mutual agreements and settlements effective June 30, 2003. The Equity Incentive Plan remains intact.

     STOCK AND WAGE CLAIM PURCHASE. On July 1, 2003, Aztore, Palmer Holdings, Ltd. ("PHL"), Ms. Wilks and Mr. Palmer entered into a Purchase and Settlement Agreement. Ms. Wilks and Mr. Palmer control PHL. Under this agreement, Aztore acquired the wage claims of Ms. Wilks and Mr. Palmer, 75,000 shares of Series A Preferred stock owned by Ms. Wilks, and 23,874,756 shares of common stock owned by PHL. Aztore voluntarily converted this Series A Preferred stock into shares of our common stock, along with the entire class of Series A Preferred stock. The purchase of PHL's shares of common stock gave Aztore controlling ownership of our outstanding common stock as of July 1, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

3.1 (1)  Articles of Incorporation of TSI Handling, Inc.

3.2 (1) Certificate of Amendment to the Articles of Incorporation of TSI Handling, Inc.

3.3 (1) Certificate of Designation - Series A 10% Cumulative Convertible Preferred Stock

3.4 (1)  Bylaws of TSI Handling, Inc.

10.1 (1) Asset Exchange Agreement dated March 31, 2001 by and among TSI Handling, Inc., Dyna-Cam Engine Corporation and Certain Shareholders

10.2 (1) Capital Advisory and Financial Consulting Agreement dated March 31, 2001 by and between TSI Handling, Inc. dba Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

10.3 (1) Existing Shareholders Rights Agreement dated March 31, 2001 by and between Dyna-Cam Engine Corporation, Chasseur Holdings, Inc. and Patricia J. Wilks and Dennis C. Palmer

10.5 (1) Employment Agreement dated March 31, 2001 by and between Dyna-Cam Engine Corporation and Patricia J. Wilks

10.6 (1) Employment Agreement dated March 31, 2001 by and between Dyna-Cam Engine Corporation and Dennis C. Palmer

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

10.11(3) Employment Offer Letter Agreement dated April 24, 2001 between Dyna-Cam
         Engine Corporation and Jack E. Dahl.

10.12(4) Disposition of Collateral and Settlement Agreement dated June 30, 2003 between Aztore Holdings, Inc., Dyna-Cam Engine Corporation, Patricia Wilks, Dennis Palmer, Palmer Holdings, Ltd. and Aero Marine Engine Corp.

10.13(4) Settlement and Release Agreement dated July 1, 2003 by and among Aztore
         Holdings, Inc., Dyna-Cam Engine Corporation, Patricia Wilks, Dennis Palmer, Claude Palmer, Ambrose Hope, DC Engines Corporation and Palmer Holdings, Ltd.

10.14(4) Purchase and Settlement Agreement dated July 1, 2003 by and between
         Aztore Holdings, Inc., Dyna-Cam Engine Corporation, Patricia Wilks, Dennis Palmer and Palmer Holdings, Ltd.

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

(4) INCORPORATED BY REFERENCE FROM DYNA-CAM'S FORM 8-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 15, 2003.

REPORTS ON FORM 8-K

         Dyna-Cam filed a Report on Form 8-K on July 15, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNA-CAM ENGINE CORPORATION


By          /s/ MICHAEL S. WILLIAMS
   --------------------------------------------
   Michael S. Williams, Chief Executive Officer

Date:    August 6, 2003

Board of Directors:


      /s/ MICHAEL S. WILLIAMS
--------------------------------------------
Michael S. Williams, Chairman

Date:    August 6, 2003


         /s/ LANNY R. LANG
--------------------------------------------
Lanny R. Lang, Director

Date:    August 6, 2003

                                 CERTIFICATIONS

I, Michael S. Williams, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Annual Report of Dyna-Cam Engine Corporation ("DYNA-CAM") on Form 10-KSB for the fiscal year ended March 31, 2003 ("REPORT") that:

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

                                    By:      /s/ MICHAEL S. WILLIAMS
                                       ----------------------------------------
                                       Michael S. Williams
                                       Chief Executive Officer

I, Lanny R. Lang, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Annual Report of Dyna-Cam Engine Corporation ("DYNA-CAM") on Form 10-KSB for the fiscal year ended March 31, 2003 ("REPORT") that:

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

                                     By:      /s/ LANNY R. LANG
                                        ----------------------------------------
                                        Lanny R. Lang
                                        President and Chief Operating Officer
                                        (Principal Accounting Officer)