Form 10QSB
period 2003-06-30
DYNA CAM
filed 2003-08-14
CIK 1124394

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  ACT OF 1934
                  For the quarterly period ended June 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
        For the transition period from _______________ to _______________

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

                         14647 S. 50TH STREET, SUITE 130
                             PHOENIX, AZ 85044-6475
                    (Address of principal executive offices)

                                 (480) 759-9400
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares outstanding of the registrant's common equity as of August 12, 2003 was 42,576,085 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                            INDEX TO THE FORM 10-QSB
                    FOR THE THREE-MONTHS ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION.................................................2

   Item 1.  Financial Statements...............................................2

      Balance Sheets as of June 30, 2003 (unaudited) and March 31, 2003........2

      Statements of Operations for the three-months ended June 30, 2003 and 2002 (unaudited)...................................................3

      Statements of Cash Flows for the three-months ended June 30, 2003 and 2002 (unaudited)...................................................4

      Notes to the Financial Statements........................................6

   Item 2.  Management's Discussion and Analysis and Plan of Operation........12

   Item 3.  Controls and Procedures...........................................18

PART II: OTHER INFORMATION....................................................18

   Item 3.  Defaults Upon Series Securities...................................18

   Item 5.  Other Information.................................................19

   Item 6:  Exhibits and Reports on Form 8-K..................................19

SIGNATURES....................................................................21

EXHIBITS......................................................................22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                                 BALANCE SHEETS
                          (a development stage company)

                                                       June 30,
                                                         2003        March 31,
                                                     (unaudited)       2003
                                                     -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                          $        65    $       259
  Inventory                                                   --        179,787
                                                     -----------    -----------
     Total current assets                                     65        180,046

Machinery and equipment, net                                  --        123,650
Patents and intellectual property rights                      --             --
                                                     -----------    -----------
                                                     $        65    $   303,696
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                   $    55,752    $    62,802
  Secured notes payable to related party                  35,000        455,627
  Secured notes payable - other                            1,827         79,173
  Liabilities to related parties                         590,000        598,882
  Short-term borrowings                                    6,842         40,278
  Other current liabilities                               59,839        429,896
                                                     -----------    -----------
     Total current liabilities                           749,260      1,666,658

Commitments and contingencies                                 --             --
                                                     -----------    -----------
     Total liabilities                                   749,260      1,666,658
                                                     -----------    -----------
Stockholders' deficit:
  Preferred stock - Series A; $1.00 liquidation
    value, authorized 1,447,199 shares, 0 and
    1,447,199 shares issued and outstanding,
    respectively                                              --      1,447,199
  Preferred stock; $.001 par value, authorized
    4,000,000 shares, no shares designated,
    issued and outstanding                                    --             --
  Common stock; $.001 par value, authorized
    65,000,000 shares, 42,576,085 and 35,014,635
    shares issued and outstanding, respectively           42,576         35,015
  Additional paid in capital                           1,986,265        541,627
  Accumulated deficit                                 (2,778,036)    (3,386,803)
                                                     -----------    -----------
     Total stockholders' deficit                        (749,195)    (1,362,962)
                                                     -----------    -----------
                                                     $        65    $   303,696
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
                          (a development stage company)

                                           Three-months ended June 30,   |
                                           ----------------------------  | Inception to
                                               2003            2002      | June 30, 2003
                                           ------------    ------------  | -------------
                                                   (unaudited)           |  (unaudited)
REVENUES                                   $         --    $         --  | $          --
                                           ------------    ------------  | -------------
OPERATING EXPENSES:                                                      |
  Research and development                       15,000          17,365  |       750,636
  General and administrative                     24,146          33,207  |     1,324,563
  Legal and professional fees                    59,858          41,947  |       835,871
  Depreciation and amortization                  12,055          15,613  |       397,398
                                           ------------    ------------  | -------------
        Total operating expenses                111,059         108,132  |     3,308,468
                                           ------------    ------------  | -------------
                                                                         |
LOSS FROM OPERATIONS                           (111,059)       (108,132) |    (3,308,468)
                                           ------------    ------------  | -------------
OTHER INCOME (EXPENSE):                                                  |
  Interest expense                              (28,129)        (29,866) |      (767,302)
  Interest income                                    --              --  |        19,157
  Grant income                                       --              --  |       442,295
  Other income (expense)                        747,955             963  |       646,603
                                           ------------    ------------  | -------------
        Total other income (expense)            719,826         (28,903) |       340,753
                                           ------------    ------------  | -------------
                                                                         |
EXTRAORDINARY ITEM                                   --              --  |       189,679
                                           ------------    ------------  | -------------
NET INCOME (LOSS)                          $    608,767    ($   137,035) | $  (2,778,036)
                                           ============    ============  | =============
NET LOSS PER COMMON SHARE:                                               |
  Basic                                    $      0.017    $     (0.004) | $      (0.088)
                                           ============    ============  | =============
  Diluted                                  $      0.017    $     (0.004) | $      (0.088)
                                           ============    ============  | =============
                                                                         |
WEIGHTED AVE. COMMON SHARES OUTSTANDING:                                 |
  Basic                                      35,014,635      35,014,635  |    31,710,046
                                           ============    ============  | =============
  Diluted                                    35,014,635      35,014,635  |    31,710,046
                                           ============    ============  | =============

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                          (a development stage company)

                                                     Three-months ended June 30,
                                                     ---------------------------
                                                         2003           2002
                                                     -----------    -----------
                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $   608,767    $  (137,035)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                          12,055         15,613
    Gain on sale of machinery and equipment                   --           (963)
    Gain on disposition of assets                       (681,129)            --
    Gain on settlement of obligations                    (66,826)            --
    Secured Notes issued for services rendered            59,374             --
    Common stock issued for services rendered              2,500             --
    Changes in assets and liabilities-
      Increase in accounts payable                         2,636         22,280
      Increase in due to related party                    26,453         51,657
      Increase in accrued compensation                    30,000         30,000
      Increase in accrued interest payable                 1,676          8,781
                                                     -----------    -----------
        Net cash used in operating activities             (4,494)        (9,667)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of machinery and equipment                         --             --
                                                     -----------    -----------
        Net cash provided by (used in) investing
          activities                                          --             --
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                              2,800          6,000
  Repayments of notes payable                                 --             --
  Borrowings on Line of Credit                             1,500          2,200
  Payments on Line of Credit                                  --             --
  Principal repayments on capitalized leases                  --             --
                                                     -----------    -----------
        Net cash provided by financing activities          4,300          8,200
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH                             (194)        (1,467)
  CASH, beginning of period                                  259          2,390
                                                     -----------    -----------
  CASH, end of period                                $        65    $       923
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest                             $        --    $       600
                                                     ===========    ===========

                                   -continued-

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                          (a development stage company)

                                   -continued-

                                                     Three-months ended June 30,
                                                     ---------------------------
                                                         2003           2002
                                                     -----------    -----------
                                                            (unaudited)
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING TRANSACTIONS:

  Sale of vehicle for assumption of note payable     $        --    $    15,763
                                                     ===========    ===========

  Secured Notes issued for services rendered         $    59,374    $        --
                                                     ===========    ===========

  Common stock issued in exchange for debt           $     2,500    $        --
                                                     ===========    ===========

  Common stock issued for services rendered          $     2,500    $        --
                                                     ===========    ===========

  Preferred stock converted into common stock        $ 1,447,199    $        --
                                                     ===========    ===========

  Asset Disposition transactions (see Note 3):
     Disposition of operating assets                 $  (291,382)   $        --
     Liabilities assumed by Aero Marine                  401,411             --
     Secured debt settled                                571,100             --
     Resultant gain on disposition of assets            (681,129)            --
                                                     ===========    ===========





   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three-months ended June 30, 2003 may not be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

(2)  ORGANIZATION AND OPERATIONS

          CORPORATE BACKGROUND

TSI Handling, Inc. ("TSIH") was incorporated in Nevada in July 1999. Dyna-Cam Engine Corporation, our predecessor, was originally incorporated in California in 1993 ("DCEC CALIFORNIA"). Effective March 31, 2000, TSIH acquired all of the assets of DCEC California (the "ASSET ACQUISITION"). Subsequent to the Asset Acquisition, TSIH amended its Articles of Incorporation to change its name to Dyna-Cam Engine Corporation (the "COMPANY"). The Company has operated as Dyna-Cam Engine Corporation, a Nevada corporation, since the Asset Acquisition. However, pursuant to the Asset Disposition (discussed below), the Company will amend its Articles of Incorporation to change its name to something other than "Dyna-Cam Engine."

          ASSET DISPOSITION

Prior to the disposition of the Company's assets as discussed below, the Company was in the business of developing an axial cam-drive, free piston design, internal combustion engine. The Company was indebted to Aztore Holdings, Inc. ("AZTORE") and other lenders. The obligation due to Aztore was evidenced by notes secured by a lien on all of the Company's assets (the "SECURED NOTES"). The Secured Notes have been in default since October 2001. In January 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities and further formally notified the Company of its ability and intent to take further actions to collect its obligations evidenced by the Secured Notes and related liabilities. On April 23, 2003, Aztore notified the required creditors of its intent to liquidate the Company's operating assets (the "ASSETS"). Subsequent to this notification, Aztore acted to dispose of the Assets pursuant to its rights as a lender under its Secured Notes and Article 9 of the Uniform Commercial Code (the "ASSET DISPOSITION"). The Asset Disposition was based upon defaults by the Company in payment of the Secured Notes due to Aztore and was effective June 30, 2003 (see Note 3).

          PLANNED OPERATIONS

Upon the completion of the Asset Disposition, management implemented plans to focus on merger or other acquisition opportunities that represent the potential to generate positive cash flow and profitable operations for the Company. Although there is no assurance, management believes it can successfully complete an acquisition or merger, which will enable the Company to continue as a going concern. However, because the Company has no current operations or assets, it is highly likely that any acquisition or merger will significantly dilute current shareholders' ownership. The Company's sole strategy is to acquire an operating business. Successful implementation of this strategy will depend on the Company's ability to successfully restructure its remaining obligations after the Asset Disposition, and to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities the Company may compete with other companies with similar strategies, which will likely be larger and have financial and other resources greater than that of the Company.

(3)  SALE OF COMPANY ASSETS AND BUSINESS

The Company has defaulted on substantially all its indebtedness, including Secured Notes due to Aztore. The Secured Notes were issued under a line of credit agreement (the "LOC") and were secured by a lien on all of the Company's assets as provided under a security agreement. The LOC expired on October 31, 2001 and since that date, the Secured Notes have been in default. In January 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities and further formally notified the Company of its intent to take further actions to collect the obligations evidenced by the Secured Notes and related liabilities. On April 23, 2003, Aztore notified the required creditors of its intent to liquidate the Assets under the terms of its loan documents and the Uniform Commercial Code (the "UCC"). Subsequent to this notification, Aztore acted to dispose of the Assets effective June 30, 2003, pursuant to a Disposition of Collateral and Settlement Agreement (the "DISPOSITION AGREEMENT"). The purchaser of the Assets was Aero Marine Engine Corp. ("AERO MARINE").

The Disposition Agreement documented the Asset Disposition pursuant to Aztore's rights as a lender under its Secured Notes and Article 9 of the UCC. The Asset Disposition was based upon defaults by the Company in payment of the Secured Notes due to Aztore and was effective June 30, 2003. The total consideration paid for the Assets was $972,511, in the form of cash, shares of common stock of Aero Marine, and the assumption of certain liabilities and debt. The portion of the purchase price received in cash, $565,500, was paid to Aztore and two other secured creditors. The remaining non-cash consideration for the Assets consists of the assumption of certain other liabilities.

At the time of the Asset Disposition, Patricia J. Wilks and Dennis C. Palmer, each a former officer and director and major shareholder of the Company, held an aggregate of approximately 2% of the outstanding equity of Aero Marine. In connection with the closing of the Asset Disposition, the Company entered into a

Settlement and Release Agreement with Ms. Wilks and Mr. Palmer, which provided for the mutual release of any claims between the Company, Ms. Wilks and Mr. Palmer. The Company also preserved its rights to confidentiality, non-competition, non-solicitation and non-interference from Ms. Wilks and Mr. Palmer. These rights were assigned to Aero Marine as a part of the Asset Disposition.

Effective July 1, 2003, Aztore acquired 23,874,756 shares of the Company's common stock from Palmer Holdings, Ltd. ("PHL") and 75,000 shares of Series A Preferred stock from Ms. Wilks for $40,000, pursuant to a Purchase and Settlement Agreement. Ms. Wilks and Mr. Palmer control PHL. The 75,000 shares of Series A Preferred stock converted into 298,110 shares of common stock effective as of June 30, 2003. As a result of this acquisition and conversion, Aztore currently owns, directly and indirectly, 70.5% of the Company's outstanding stock.

(4)  SECURED NOTES PAYABLE TO RELATED PARTY

Secured Notes were issued to Aztore under the LOC that expired on October 31, 2001. In accordance with the security agreement, Aztore advanced an additional $1,500 during the three-months ended June 30, 2003 to maintain, store and protect the collateral while the Company was seeking a buyer or other alternative. Interest continued to accrue on the Secured Notes at a default rate of approximately 13%. Interest expense on the Secured Notes was $12,133 and $11,148 for the three-months ended June 30, 2003 and 2002, respectively.

Effective June 30, 2003, Aztore acted to dispose of the Assets pursuant to its rights as a lender under its Secured Notes and Article 9 of the UCC (see Note
3). Aztore received $438,160 in cash, the pledge of a $20,500 certificate of deposit, plus shares of common stock of Aero Marine valued at $5,600, which it applied as payment of the Secured Notes and accrued interest. A balance of $35,000 in Secured Notes under the LOC is still owed to Aztore as of June 30, 2003.

Immediately following the Asset Disposition, Aztore reinstated and amended its line of credit agreement with the Company reducing the amount of the line to $250,000 effective June 30, 2003 (see Note 11).

(5)  SECURED NOTES PAYABLE - OTHER

At the time of the Asset Disposition, other secured notes payable of $108,667, including accrued interest, were due to two unrelated parties. A total of $6,840, including accrued interest, was due to an unaffiliated individual related to a short-term loan to the Company. This note and accrued interest was paid in full from the proceeds of the Asset Disposition. A total of $101, 827, including accrued interest, was due to the Company's legal counsel, Lewis & Roca LLP ("L&R"). The Company executed a note and security agreement in January 2003 to secure L&R on any past due and future legal fees so the Company could maintain competent legal advice as it attempted to execute a restructuring plan. Additional legal fees of $29,374 were incurred during the three-months ended June 30, 2003 related to the Asset Disposition transaction. L&R received proceeds from the Asset Disposition of $100,000, which it applied as payment of their secured note and accrued interest. A balance of $1,827 is still owed as of June 30, 2003.

(6)  LIABILITIES TO RELATED PARTIES

Liabilities to related parties includes the following amounts:

                                                         June 30,
                                                          2003         March 31,
                                                       (unaudited)       2003
                                                       -----------   -----------

Consulting fees due to Aztore, including
  accrued interest                                     $   406,936   $   392,616
Due to officers and major shareholders                     133,064       118,064
Due to Jack E. Dahl, former President                       50,000        86,500
Other                                                           --         1,702
                                                       -----------   -----------
                                                       $   590,000   $   598,882
                                                       ===========   ===========

The consulting fees due to Aztore arises from a Capital Advisory and Financial Consulting Agreement (the "ADVISORY AGREEMENT") dated March 31, 2000, pursuant to which Aztore provides financial consulting services. Consulting fees of $30,000 were expensed for each of the three-months ended June 30, 2003 and 2002. The Company agreed to pay Aztore's fees beginning March 2003 by the issuance of additional Secured Notes. A total of $312,225 of consulting fees was due to Aztore as of June 30, 2003. Interest expense on the consulting fees was $14,320 and $9,733 for the three-months ended June 30, 2003 and 2002, respectively. A total of $94,711 of accrued interest was due to Aztore as of June 30, 2003.

The amount due to officers and major shareholders as of June 30, 2003 includes unpaid compensation of $105,000 due to Mr. Palmer and $28,064 due to Ms. Wilks. The employment of Ms. Wilks was terminated in March 2002. The Company continued to accrue salary to Mr. Palmer of $15,000 for the three-months ended June 30, 2003. Effective June 30, 2003, Ms. Wilks and Mr. Palmer executed general releases in favor of the Company as part of the Asset Disposition. Effective July 1, 2003, Ms. Wilks and Mr. Palmer sold their wage claims due from the Company to Aztore (see Note 11).

Mr. Dahl's compensation claims were settled effective June 30, 2003 pursuant to a retention and settlement agreement (the "RETENTION AGREEMENT") entered into on April 17, 2003. Under the terms of the Retention Agreement, if Mr. Dahl worked until either a restructuring or an asset sale was successfully completed, he would be paid a cash fee of $50,000, plus 1,000,000 shares of common stock of the Company in complete settlement of any claim on the Company's books at that time. Because of the Retention Agreement, the amount due to Mr. Dahl was reduced from $101,500 to $50,000 as of June 30, 2003 with a corresponding credit to shareholders' equity of $2,500, for the value of the stock grant, and $49,000 to other income as gain on settlement of obligations. Mr. Dahl was issued the stock effective June 30, 2003 and was paid the cash fee in July 2003. Mr. Dahl resigned as an officer and director of the Company on July 2, 2003.

(7)  SHORT-TERM BORROWINGS

Short-term borrowings of $44,142, including accrued interest, were due to two unrelated parties at the time of the Asset Disposition. A total of $34,500, including accrued interest, was due to an unaffiliated individual related to a short-term loan to the Company evidenced by a promissory note. Ms. Wilks and Mr. Palmer had pledged their common stock in the Company to this individual. Effective June 30, 2003, Aero Marine assumed this promissory note and accrued interest as part of the Asset Disposition. A total of $6,842, including accrued interest, was due to an unaffiliated individual related to a short-term advance to the Company. The Company remains obligated for this short-term advance as of June 30, 2003.

(8)  OTHER CURRENT LIABILITIES

Other current liabilities consists of the following amounts:

                                                         June 30,
                                                          2003         March 31,
                                                       (unaudited)       2003
                                                       -----------   -----------

Note payable to either the Bank of the West
  or to affiliated guarantors                          $        --   $   335,000
Capital lease obligations, including interest
  and taxes (in default)                                    39,450        51,998
Judgment liability, including interest                      20,389        19,898
Customer deposits                                               --        23,000
                                                       -----------   -----------
                                                       $    59,839   $   429,896
                                                       ===========   ===========

In June 2002, the Bank of the West declared their loan (the "SBA LOAN") in default and made formal demand that the SBA Loan be brought to a current status. The SBA Loan was guaranteed by Ms. Wilks and Mr. Palmer and secured by additional collateral pledged by these guarantors. The Company was notified indirectly that the SBA Loan was satisfied effective March 18, 2003. The Company is uncertain how the SBA Loan was satisfied and Ms. Wilks and Mr. Palmer never asserted a claim against the Company. Effective June 30, 2003, Aero Marine assumed the SBA Loan and accrued interest as part of the Asset Disposition. Effective June 30, 2003, Ms. Wilks and Mr. Palmer executed general releases in favor of the Company as part of the Asset Disposition.

The Company's capital lease obligations were all in default at the time of the Asset Disposition. The defaults resulted in foreclosure and/or sale of the equipment secured by the respective leases during the fiscal year ended March 31, 2003. One lessor exercised its rights by taking possession of certain leased equipment secured by its lease and sold the leased equipment to Aero Marine. The Company received a release of that lease obligation from Aero Marine as part of the Asset Disposition resulting in a gain of $12,548 in the three-months ended June 30, 2003. One lessor had obtained a judgment of $19,725 against the Company. Additional interest expense of $491 was recorded for the three-months ended June 30, 2003 related to this judgment.

Customer deposits were assumed by Aero Marine as part of the Asset Disposition.

(9)  SHAREHOLDERS' EQUITY

          MODIFICATION OF SERIES A PREFERRED RIGHTS

On May 19, 2003, 89.4% of the Series A Preferred shareholders voted to modify the Series A Preferred certificate of designation to, among other changes, elect an automatic conversion of the Series A Preferred stock in accordance with the certificate of designation, if at least 67% of the Series A Preferred shareholders voluntarily convert into common stock. During the three-months ended June 30, 2003, 90.9% of the Series A Preferred shareholders agreed to voluntarily convert into common stock upon the closing of the Asset Disposition. As part of the Asset Disposition effective June 30, 2003, all outstanding shares of Series A Preferred stock were converted into 5,561,450 shares of common stock and the entire class of Series A Preferred stock was retired.

          STOCK GRANTS

Mr. Dahl received a stock grant of 1,000,000 shares of common stock pursuant to a Retention Agreement (see Note 6). After the Asset Disposition and upon his resignation as a director, Danny R. Hyde received a stock grant of 1,000,000 shares of common stock for past services as a member of our Board. The Company recorded compensation expense of $2,500 for the three-months ended June 30, 2003 related to this stock grant with a corresponding credit to shareholders' equity.

          STOCK OPTIONS

As part of the Asset Disposition, all stock options issued under the Company's Equity Incentive Plan were terminated by mutual agreements and settlements effective June 30, 2003.

(10) COMMITMENTS AND CONTINGENCIES

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

The Company leased its manufacturing facility on a month-to-month basis. The monthly lease payment was made only sporadically since February 2002 and a total of $28,000 in back lease payments is due as of June 30, 2003. The Company is attempting to settle the amount due to the landlord. Aero Marine made arrangements with the landlord to stay in the manufacturing facility and assumed responsibility for paying the lease after May 2003.

(11) SUBSEQUENT EVENTS

          AMENDED LINE OF CREDIT AGREEMENT

Immediately following the Asset Disposition, Aztore reinstated and amended its line of credit with the Company reducing the amount of the line to $250,000 effective June 30, 2003. The Amended LOC covers the balance of the Secured Notes not paid to Aztore upon the Asset Disposition. In July 2003, Aztore advanced the Company $50,000 under the Amended LOC to settle the Company's obligation to Mr. Dahl under the Retention Agreement. In addition, continuing consulting fees under the Company's Advisory Agreement with Aztore will now be paid by the issuance of Secured Notes under the Amended LOC. In its sole discretion, Aztore may advance the Company funds under the Amended LOC, if necessary, to settle remaining unpaid unsecured creditor claims and to pay ongoing operating liabilities. The Amended LOC provides that Aztore may declare the Company's obligations to be due in the event that the Company becomes subject to collection actions that would, in Aztore's sole discretion, be detrimental to the Company or hinder Aztore's ability to collect under the Amended LOC.

          PURCHASE AND SETTLEMENT AGREEMENT

Effective July 1, 2003, Aztore, Palmer Holdings, Ltd. ("PHL"), Ms. Wilks and Mr. Palmer entered into a Purchase and Settlement Agreement. Ms. Wilks and Mr. Palmer control PHL. Under this agreement, Aztore acquired the wage claims of Ms. Wilks and Mr. Palmer, 75,000 shares of Series A Preferred stock owned by Ms. Wilks, and 23,874,756 shares of common stock owned by PHL for $40,000. Aztore voluntarily converted this Series A Preferred stock into shares of common stock of the Company, along with the entire class of Series A Preferred stock. The purchase of PHL's shares of common stock gave Aztore 70.5% ownership of the Company's stock as of July 1, 2003. The Company had no funds to take advantage of this corporate opportunity and agreed that Aztore could proceed with these stock purchase transactions.

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

ASSET DISPOSITION

     Prior to the disposition of our assets as discussed below, we were in the business of developing an axial cam-drive, free piston design, internal combustion engine. We were indebted to Aztore Holdings, Inc. ("AZTORE") and other lenders. The obligation due to Aztore were evidenced by notes secured by a lien on all of our assets (the "SECURED NOTES"). The Secured Notes have been in default since October 2001. In January 2002, Aztore made formal demand for immediate payment of its Secured Notes and related liabilities and further formally notified us of its ability and intent to take further actions to collect its obligations evidenced by the Secured Notes and related liabilities. On April 23, 2003, Aztore notified the required creditors of its intent to liquidate all of our operating assets (the "ASSETS"). Subsequent to this notification, Aztore acted to dispose of the Assets pursuant to its rights as a lender under its Secured Notes and Article 9 of the Uniform Commercial Code (the "ASSET DISPOSITION"). The Asset Disposition was based upon defaults in payment of the Secured Notes due to Aztore and was effective June 30, 2003.

PLANNED OPERATIONS

     Upon the completion of the Asset Disposition, management implemented plans to focus on merger or other acquisition opportunities that represent the potential to generate positive cash flow and profitable operations. Although there is no assurance, management believes it can successfully complete an acquisition or merger, which will enable us to continue as a going concern. However, because we have no current operations or assets, it is highly likely that any acquisition or merger will significantly dilute current shareholders' ownership. Our sole strategy is to acquire an operating business. Successful implementation of this strategy will depend on, among other things, our ability to successfully restructure our remaining obligations after the Asset Disposition, and to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we may compete with other companies with similar strategies, which will likely be larger and have financial and other resources greater than ours.

RESULTS OF OPERATIONS

     The following discussion provides information that we believe will help you understand our financial statements, and should be read along with our financial statements and related notes included in this Form 10-QSB and with the financial statements and related notes included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003. Prior to the disposition of our assets discussed above, we were in the business of developing the Dyna-Cam Engine. No Dyna-Cam Engines were ever sold. We continued as a development stage company during the three-months ended June 30, 2003. The Asset Disposition discussed above was effective June 30, 2003, the last day of this fiscal quarter.

     THREE-MONTHS ENDED JUNE 30, 2003 (UNAUDITED) COMPARED TO THE THREE-MONTHS ENDED JUNE 30, 2002 (UNAUDITED). We had no revenues during either three-month period. Our loss from operations for the three-months ended June 30, 2003 was $96,059 compared to a loss from operations for the three-months ended June 30, 2002 of $108,132.

     Research and development expenses decreased by $2,365 to $15,000 for the three-months ended June 30, 2003 compared to $17,365 for the three-months ended June 30, 2002. The salary accrued to Dennis C. Palmer, our Chief Engineer, was unchanged and accounted for $15,000 of the research and development costs in each period.

     General and administrative expenses decreased by $9,061 to $24,146 for the three-months ended June 30, 2003 compared to $33,207 for the three-months ended June 30, 2002. General and administrative expenses across all categories decreased for the three-months ended June 30, 2003 due to lack of funding. Lease expense for our manufacturing facility was $5,600 for the three-months ended June 30, 2003 and 2002 compared to $8,400 for the three-months ended June 30, 2002. Aero Marine made arrangements with the landlord to stay in the manufacturing facility and assumed responsibility for paying our lease after May 2003.

     Legal and professional fees increased by $17,911 to $59,858 for the three-months ended June 30, 2003 compared to $41,947 for the three-months ended June 30, 2002. The increase in legal and professional fees are due to additional legal fees of $29,374 incurred during the three-months ended June 30, 2003 to Lewis & Roca LLP ("L&R"), our legal counsel, related to the Asset Disposition transaction. We executed a note and security agreement in January 2003 to secure L&R on any past due and future legal fees so we could maintain competent legal advice as it attempted to execute a restructuring plan. L&R received proceeds from the Asset Disposition of $100,000, which it applied as payment of their secured note and accrued interest. Aztore's management fees remained the same in each three-month period, $30,000, although Aztore's services increased substantially related to the Asset Disposition. Aztore's fees are provided to us under an advisory agreement dated March 1, 2001. We relied on Aztore to assist us in maintaining our options to restructure and in actively seeking alternatives to our financial problems. Aztore's fees were accrued but not paid and remain outstanding.

     Depreciation decreased by $3,558 to $12,055 for the three-months ended
June 30, 2003 compared to $15,613 for the three-months ended June 30, 2002. Capital constraints prohibited the acquisition of additional equipment during the three-months ended June 30, 2003 and some of the equipment being depreciated was repossessed during the fiscal year ended March 31, 2003 by the lessor of the equipment (see "CAPITALIZED LEASES" below).

     Interest expense decreased by only $1,737 to $28,129 for the three-months ended June 30, 2003 compared to $29,866 for the three-months ended June 30, 2002. Interest expense to Aztore increased during the three-months ended
June 30, 2003 because of increased borrowings under the line of credit agreement (the "LOC") (see "LINE OF CREDIT" below) and defaulted interest on the past due management fee obligation to Aztore. These increases were offset by a decrease in interest expense related to an SBA Loan and our lease obligations. No interest expense was incurred during the three-months ended June 30, 2003 on the SBA Loan. Effective June 30, 2003, Aero Marine assumed the SBA Loan and accrued interest as part of the Asset Disposition (see "SBA LOAN" below). No interest expense was incurred during the three-months ended June 30, 2003 on our lease obligations. All three of our capital lease obligations were in default and the defaults resulted in foreclosure and/or sale of the equipment secured by the respective leases during the fiscal year ended March 31, 2003 (see "CAPITALIZED LEASES" below).

     Other income of $747,955 was recorded for the three-months ended June 30, 2003. A total of $66,370 related to gains on the settlement of recorded debt and liabilities. This amount includes the compensation claims of Jack E. Dahl, our President, which were settled effective June 30, 2003 pursuant to a retention and settlement agreement (the "RETENTION AGREEMENT"). Pursuant to the Retention Agreement, Mr. Dahl's liability for accrued compensation was reduced from $101,500 to $50,000 as of June 30, 2003 with a corresponding credit to shareholders' equity of $2,500, for the value of stock granted under the agreement, and $49,000 to other income. A total of $681,129 of other income resulted from a gain on the Asset Disposition transaction, as shown in the following table:

Disposition of operating assets                           $ (291,382)
Liabilities assumed by Aero Marine                           401,411
Secured debt settled                                         571,100
                                                          ----------
         Resultant gain on the disposition of assets      $ (681,129)
                                                          ==========

     As a result of the above, we realized net income for the three-months ended June 30, 2003 of $608,767, or $.017 per share. This compares to a net loss for the three-months ended June 30, 2002 of $137,035, or $.004 per share.

LIQUIDITY AND CAPITAL RESOURCES

     JUNE 30, 2003 (UNAUDITED) COMPARED TO JUNE 30, 2002 (UNAUDITED). From inception through June 30, 2003, we have been a development stage company. Financing in the past has been from both equity placements and loan borrowings. As of June 30, 2003, cash and cash equivalents were $65, a decrease of $194 from the total of $259 as of March 31, 2003. As of June 30, 2002, cash and cash equivalents were $923, a decrease of $1,467 from the total of $2,390 as of March 31, 2002.

     Cash used to support operations, after non-cash charges, was $49,803 for the three-months ended June 30, 2003 compared to $122,385 for the three-months ended June 30, 2002. For the three-months ended June 30, 2003, cash was provided by an increase in accounts payable, accrued compensation and amounts due to Aztore totaling $60,765 compared to cash used of $112,718 for the three-months ended June 30, 2002 to reduce accounts payable.

     Cash provided by financing activities was $4,300 for the three-months ended June 30, 2003 compared to $8,200 for the three-months ended June 30, 2002. For the three-months ended June 30, 2003, $2,800 was borrowed from Aero Marine for rent and $1,500 was borrowed from Aztore under its security agreement. There were no principal payments on our notes payable or capitalized leases for either the three-months ended June 30, 2003 and 2002.

     LINE OF CREDIT. Secured Notes were issued to Aztore under the LOC that expired on October 31, 2001. In accordance with the security agreement, Aztore advanced an additional $1,500 during the three-months ended June 30, 2003 to maintain, store and protect the collateral while we were seeking a buyer or other alternative. Effective June 30, 2003, Aztore acted to dispose of the Assets pursuant to its rights as a lender under its Secured Notes and Article 9 of the UCC (see Asset Disposition above). Aztore received $438,160 in cash, the pledge of a $20,500 certificate of deposit, plus shares of common stock of Aero Marine valued at $5,600, which it applied as payment of the Secured Notes and accrued interest. A balance of $35,000 in Secured Notes under the LOC is still owed to Aztore as of June 30, 2003.

     AMENDED LOC. Immediately following the Asset Disposition, Aztore reinstated and amended the line of credit reducing the amount of the line to $250,000 effective June 30, 2003 (the "AMENDED LOC"). The Amended LOC covers the balance of the Secured Notes not paid to Aztore upon the Asset Disposition. In July 2003, Aztore advanced us $50,000 under the Amended LOC to settle our obligation to Mr. Dahl under the Retention Agreement. In addition, continuing consulting fees under our Advisory Agreement with Aztore will now be paid by the issuance of Secured Notes under the Amended LOC. In its sole discretion, Aztore may advance us funds under the Amended LOC, if necessary, to settle remaining unpaid unsecured creditor claims and to pay ongoing operating liabilities. The Amended LOC provides that Aztore may declare the obligations under the Amended LOC to be due in the event the Company becomes subject to collection actions that would, in Aztore's sole discretion, be detrimental to the Company or hinder Aztore's ability to collect under the Amended LOC.

     SBA LOAN. In June 2002, the Bank of the West declared their loan (the "SBA LOAN") in default and made formal demand that the SBA Loan be brought to a current status. The SBA Loan was guaranteed by Ms. Wilks and Mr. Palmer and secured by additional collateral pledged by these guarantors. We were notified indirectly that the SBA Loan was satisfied effective March 18, 2003, but were uncertain how the SBA Loan was satisfied. Ms. Wilks and Mr. Palmer never asserted a claim against us. Effective June 30, 2003, Aero Marine assumed the SBA Loan and accrued interest as part of the Asset Disposition. Effective June 30, 2003, Ms. Wilks and Mr. Palmer executed general releases as part of the Asset Disposition.

     CAPITALIZED LEASES. Our capital lease obligations were all in default at the time of the Asset Disposition. The defaults resulted in foreclosure and/or sale of the equipment secured by the respective leases during the fiscal year ended March 31, 2003. One lessor exercised its rights by taking possession of certain leased equipment secured by its lease and sold the leased equipment to Aero Marine. We received a release of that lease obligation from Aero Marine as part of the Asset Disposition resulting in a gain of $12,548 in the three-months ended June 30, 2003. One lessor sued us under its lease and obtained a judgment of $19,725.

     DEBT STRUCTURE AS OF JUNE 30, 2003. As of June 30, 2003, we owed $55,752 in trade accounts payable most of which are in default; $35,000 to Aztore for the balance of Secured Notes under the LOC; $1,827 to L&R under their security agreement; $406,936 to Aztore for accrued and unpaid management fees, including accrued interest; $133,064 to Ms. Wilks and Mr. Palmer for their wage claims; $50,000 to Mr. Dahl under his Retention Agreement (which was paid in July 2003); $6,842, to an unaffiliated individual, including accrued interest; $39,450 to a lessor on a lease obligation for which no claim has been made against us; and $20,389 to another lessor for a judgment liability, including accrued interest. Effective July 1, 2003, Aztore acquired the wage claims of Ms. Wilks and Mr. Palmer (see "PURCHASE AND SETTLEMENT AGREEMENT" below). In addition, we would have an offset on the lease obligation, if a claim were asserted, for the value of the equipment sold by the lessor. We are attempting to settle these remaining liabilities with our former vendors, suppliers, debt holders and lessors.

     PURCHASE AND SETTLEMENT AGREEMENT. Effective July 1, 2003, Aztore, Palmer Holdings, Ltd. ("PHL"), Ms. Wilks and Mr. Palmer entered into a Purchase and Settlement Agreement. Ms. Wilks and Mr. Palmer control PHL. Under this agreement, Aztore acquired the wage claims of Ms. Wilks and Mr. Palmer, 75,000 shares of Series A Preferred stock owned by Ms. Wilks, and 23,874,756 shares of common stock owned by PHL for $40,000. Aztore voluntarily converted this Series A Preferred stock into shares of common stock, along with the entire class of Series A Preferred stock. The purchase of PHL's shares of common stock gave Aztore 70.5% ownership of our stock as of July 1, 2003. We had no funds to take advantage of this corporate opportunity and agreed that Aztore could proceed with these stock purchase transactions.

     STOCK GRANTS. Mr. Dahl received a stock grant of 1,000,000 shares of common stock pursuant to a Retention Agreement. Mr. Dahl resigned as an officer and director on July 2, 2003. After the Asset Disposition and after his resignation as a director, the board gave Danny R. Hyde a stock grant of 1,000,000 shares of common stock for past services as a Board member. We recorded compensation expense of $2,500 for the three-months ended June 30, 2003 related to this stock grant with a corresponding credit to shareholders' equity.

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

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to the differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Annual Report on Form 10-KSB for the year ended March 31, 2003, including those in the Notes to Financial Statements and in "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" and "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" sections which are incorporated by reference in this Form 10-QSB.

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

PART II: OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     SECURED NOTES. Secured Notes were issued to Aztore under the LOC that expired on October 31, 2001. Effective June 30, 2003, Aztore acted to dispose of the Assets pursuant to its rights as a lender under its Secured Notes and
Article 9 of the UCC. A balance of $35,000 in Secured Notes under the LOC is still owed to Aztore as of June 30, 2003. Immediately following the Asset Disposition, Aztore reinstated and amended its line of credit agreement with the Company reducing the amount of the line to $250,000 effective June 30, 2003 (the "AMENDED LOC"). The Amended LOC covers the balance of the Secured Notes not paid to Aztore upon the Asset Disposition and any new advances. In its sole discretion, Aztore may advance the Company funds under the Amended LOC, if necessary, to settle remaining unpaid unsecured creditor claims and to pay ongoing operating liabilities. The Amended LOC provides that Aztore may declare the Company's obligations under the Amended LOC to be due in the event the Company becomes subject to collection actions that would, in Aztore's sole discretion, be detrimental to the Company or hinder Aztore's ability to collect under the Amended LOC.

     CAPITALIZED LEASES. The Company's capital lease obligations were all in default at the time of the Asset Disposition. The defaults resulted in foreclosure and/or sale of the equipment secured by the respective leases during the fiscal year ended March 31, 2003. One lessor exercised its rights by taking possession of certain leased equipment secured by its lease, but has not made formal claim against the Company for any deficiency amount under the lease. The Company would have an offset on this lease obligation, if a claim were asserted, for the value of the equipment sold by the lessor. One lessor sued the Company under its lease and obtained a judgment of $19,725.

ITEM 5. OTHER INFORMATION

RECENT CHANGES TO OUR MANAGEMENT AND BOARD OF DIRECTORS

     After completion of the Asset Disposition, Danny R. Hyde resigned as a director and Jack E. Dahl resigned as the President and a director of the Company. The resignations were a result of the Company's cessation of operations and were not a result of any disagreement with the Company's operations, policies or practices. Mr. Williams was appointed as the President of the Company. Messrs. Williams and Lang are currently our sole remaining directors. No action to appoint new directors to fill the vacancies created by the resignation of Messrs. Dahl and Hyde is currently contemplated.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:

        3.5      Amended Series A Certificate of Designation dated May 19, 2003

        10.15(1) Disposition of Collateral and Settlement Agreement dated
                 June 30, 2003 between Aztore Holdings, Inc., Dyna-Cam Engine Corporation, Patricia Wilks, Dennis Palmer, Palmer Holdings, Ltd. and Aero Marine Engine Corp.

        10.16(1) Settlement and Release Agreement dated July 1, 2003 by and among Aztore Holdings, Inc., Dyna-Cam Engine Corporation, Patricia Wilks, Dennis Palmer, Claude Palmer, Ambrose Hope, DC Engines Corporation and Palmer Holdings, Ltd.

        10.17(1) Purchase and Settlement Agreement dated July 1, 2003 by and between Aztore Holdings, Inc., Dyna-Cam Engine Corporation, Patricia Wilks, Dennis Palmer and Palmer Holdings, Ltd.

        10.18 First Amendment to the Agreement for Convertible, Secured Line of Credit between Aztore and Dyna-Cam effective June 30, 2003

        31.1 Certification related to the Form 10-QSB for the period ended June 30, 2003 by Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act

        31.2 Certification related to the Form 10-QSB for the period ended June 30, 2003 by Principal Accounting Officer pursuant to
                 Section 302 of Sarbanes-Oxley Act

        32.1 Certification related to the Form 10-QSB for the period ended June 30, 2003 by Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act

        32.2 Certification related to the Form 10-QSB for the period ended June 30, 2003 by Principal Accounting Officer pursuant to
                 Section 906 of Sarbanes-Oxley Act

(1) INCORPORATED BY REFERENCE FROM DYNA-CAM'S FORM 8-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 15, 2003.

     b. Reports on Form 8-K:

        The Company filed a Form 8-K on July 15, 2003 related to the Asset Disposition occurring on June 30, 2003 and certain other events thereafter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who have been duly authorized.

Date:    August 12, 2002

                                        DYNA-CAM ENGINE CORPORATION


                                        By:      /s/ Michael S. Williams
                                           -------------------------------------
                                                 Michael S. Williams
                                                 Chief Executive Officer and
                                                 President



                                        By:      /s/ Lanny R. Lang
                                           -------------------------------------
                                                 Lanny R. Lang
                                                 Secretary and Treasurer
                                                 (Principal Accounting Officer)

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                           EXHIBITS TO THE FORM 10-QSB
                    FOR THE THREE-MONTHS ENDED JUNE 30, 2003

                                  EXHIBIT INDEX

        Number   Description
        ------   -----------

        3.5      Amended Series A Certificate of Designation dated May 19, 2003

        10.15(1) Disposition of Collateral and Settlement Agreement dated
                 June 30, 2003 between Aztore Holdings, Inc., Dyna-Cam Engine Corporation, Patricia Wilks, Dennis Palmer, Palmer Holdings, Ltd. and Aero Marine Engine Corp.

        10.16(1) Settlement and Release Agreement dated July 1, 2003 by and among Aztore Holdings, Inc., Dyna-Cam Engine Corporation, Patricia Wilks, Dennis Palmer, Claude Palmer, Ambrose Hope, DC Engines Corporation and Palmer Holdings, Ltd.

        10.17(1) Purchase and Settlement Agreement dated July 1, 2003 by and between Aztore Holdings, Inc., Dyna-Cam Engine Corporation, Patricia Wilks, Dennis Palmer and Palmer Holdings, Ltd.

        10.18 First Amendment to the Agreement for Convertible, Secured Line of Credit between Aztore and Dyna-Cam effective June 30, 2003

        31.1 Certification related to the Form 10-QSB for the period ended June 30, 2003 by Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act

        31.2 Certification related to the Form 10-QSB for the period ended June 30, 2003 by Principal Accounting Officer pursuant to
                 Section 302 of Sarbanes-Oxley Act

        32.1 Certification related to the Form 10-QSB for the period ended June 30, 2003 by Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act

        32.2 Certification related to the Form 10-QSB for the period ended June 30, 2003 by Principal Accounting Officer pursuant to
                 Section 906 of Sarbanes-Oxley Act

(1) INCORPORATED BY REFERENCE FROM DYNA-CAM'S FORM 8-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 15, 2003.