Form 10QSB
period 2003-09-30
DYNA CAM
filed 2003-12-29
CIK 1124394

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                For the quarterly period ended September 30, 2003

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     The number of shares outstanding of the registrant's common equity as of December 26, 2003 was 42,576,085 shares of common stock, par value $.001.


     Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                           DYNA-CAM ENGINE CORPORATION
                           ---------------------------
                            INDEX TO THE FORM 10-QSB
                   FOR THE SIX-MONTHS ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . .   2
  Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . .   2
    Balance Sheets as of September 30, 2003 (unaudited) and March 31, 2003.   2
    Statements of Operations for the three-months and six-months
      ended September 30, 2003 and 2002 (unaudited) . . . . . . . . . . . .   3
    Statements of Cash Flows for the six-months ended September 30,
      2003 and 2002 (unaudited) . . . . . . . . . . . . . . . . . . . . . .   4
    Notes to the Financial Statements . . . . . . . . . . . . . . . . . . .   6
  Item 2.  Management's Discussion and Analysis and Plan of Operation.. . .   9
  Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . .  13
PART II: OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .  13
  Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  13
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------
                              DYNA-CAM ENGINE CORPORATION
---------------------------------------------------------------------------------------
                                     BALANCE SHEETS
                             (A DEVELOPMENT STAGE COMPANY)


                                                              Sept. 30,
                                                                 2003       March 31,
                                                             (unaudited)       2003
                                                             ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $       416   $       259
  Inventory                                                            -       179,787
                                                             ------------  ------------
      Total current assets                                           416       180,046

Machinery and equipment, net                                           -       123,650
                                                             ------------  ------------
                                                             $       416   $   303,696
                                                             ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                           $    52,079   $    62,802
  Secured notes payable to related party                         675,670       455,627
  Secured notes - other                                                -        79,173
  Liabilities to related parties                                       -       598,882
  Short-term borrowings                                                -        40,278
  Customer deposits                                                    -        23,000
  Other liabilities                                               60,336             -
  Current portion of long-term debt and capitalized lease
    obligations                                                        -       406,896
                                                             ------------  ------------
      Total liabilities                                          788,085     1,666,658
                                                             ------------  ------------

Stockholders' deficit:
  Preferred stock - Series A; $1.00 liquidation value,
    authorized 1,447,199 shares, 0 and 1,447,199 shares
    issued and outstanding, respectively                               -     1,447,199
  Preferred stock; $.001 par value, authorized 8,552,801
    shares, undesignated as to attributes, no shares issued
    and outstanding                                                    -             -
  Common stock; $.001 par value, authorized 65,000,000
    shares, 42,576,085 and 35,014,635 shares issued and
    outstanding, respectively                                     42,576        35,015
  Additional paid in capital                                   1,986,265       541,627
  Accumulated deficit                                         (2,816,510)   (3,386,803)
                                                             ------------  ------------
      Total stockholders' deficit                               (787,669)   (1,362,962)
                                                             ------------  ------------
                                                             $       416   $   303,696
                                                             ============  ============


      The accompanying notes are an integral part of these balance sheets.

----------------------------------------------------------------------------------------------------------------------
                                              DYNA-CAM ENGINE CORPORATION
----------------------------------------------------------------------------------------------------------------------
                                               STATEMENTS OF OPERATIONS
                                             (A DEVELOPMENT STAGE COMPANY)



                                    Three-months ended Sept. 30,       Six-months ended Sept. 30,
                                  ---------------------------------  -------------------------------    Inception to
                                       2003             2002             2003            2002          Sept. 30, 2003
                                  --------------  -----------------  ------------  -----------------  ----------------
                                            (unaudited)                      (unaudited)                (unaudited)

REVENUES:                         $           -   $              -   $         -   $              -   $             -
OPERATING EXPENSES:
  Research and development                    -             14,976        15,000             32,341           750,636
  General and administrative              3,721             25,505        27,867             58,712         1,328,284
  Legal and professional fees            19,357             47,581        79,215             89,528           855,228
  Depreciation and amortization               -             15,473        12,055             31,086           397,398
                                  --------------  -----------------  ------------  -----------------  ----------------
      Total operating expenses           23,078            103,535       134,137            211,667         3,331,546
                                  --------------  -----------------  ------------  -----------------  ----------------

LOSS FROM OPERATIONS                    (23,078)          (103,535)     (134,137)          (211,667)       (3,331,546)
                                  --------------  -----------------  ------------  -----------------  ----------------

OTHER INCOME (EXPENSE):
  Interest expense                      (15,396)           (33,089)      (43,525)           (62,955)         (782,698)
  Interest income                             -                  -                                -            19,157
  Grant income                                -                  -                                -           442,295
  Other income (expense)                      -                  -       747,955                963           646,603
                                  --------------  -----------------  ------------  -----------------  ----------------
      Total other expense               (15,396)           (33,089)      704,430            (61,992)          325,357
                                  --------------  -----------------  ------------  -----------------  ----------------

EXTRAORDINARY ITEM                            -                  -             -                  -           189,679

                                  --------------  -----------------  ------------  -----------------  ----------------
NET LOSS                          $     (38,474)  $       (136,624)  $   570,293   $       (273,659)  $    (2,816,510)
                                  ==============  =================  ============  =================  ================

NET LOSS PER COMMON
    SHARE:
    Basic                         $      (0.002)  $         (0.004)  $     0.013   $         (0.008)  $        (0.089)
                                  ==============  =================  ============  =================  ================
    Diluted                       $      (0.002)  $         (0.004)  $     0.013   $         (0.008)  $        (0.089)
                                  ==============  =================  ============  =================  ================

WEIGHTED AVE. COMMON
  SHARES OUTSTANDING:
    Basic                            42,576,085         35,014,635    38,816,020         35,014,635        31,989,833
                                  ==============  =================  ============  =================  ================
    Diluted                          42,576,085         35,014,635    38,816,020         35,014,635        31,989,833
                                  ==============  =================  ============  =================  ================




   The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------------
                              DYNA-CAM ENGINE CORPORATION
----------------------------------------------------------------------------------
                               STATEMENTS OF CASH FLOWS
                             (A DEVELOPMENT STAGE COMPANY)


                                                     Six-months ended Sept. 30,
                                                  --------------------------------
                                                       2003             2002
                                                  ---------------  ---------------
                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $      570,293   $     (273,659)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation                                            12,055           31,086
  Gain on sale of machinery and equipment                      -             (963)
  Gain on disposition of assets                         (681,129)               -
  Gain on settlement of obligations                     (116,826)               -
  Secured Notes issued for services rendered              59,374                -
  Secured Notes issued for accrued interest               37,624                -
  Common stock issued for services rendered                2,500                -
  Changes in assets and liabilities-
    Increase in accounts payable                           9,107           44,007
    Increase in due to related party                           -          101,354
    Increase in accrued compensation                      30,000           60,000
    Increase in accrued interest payable                   5,844           18,881
    Increase in customer deposits                              -            1,100
                                                  ---------------  ---------------
      Net cash used in operating activities              (71,158)         (18,194)
                                                  ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                              2,800            6,000
  Borrowings under secured Line of Credit                 65,515           10,900
  Borrowings under Second Amended LOC                      3,000                -
                                                  ---------------  ---------------
      Net cash provided by financing activities           71,315           16,900
                                                  ---------------  ---------------

NET INCREASE (DECREASE) IN CASH                              157           (1,294)
    CASH, beginning of period                                259            2,390
                                                  ---------------  ---------------
    CASH, end of period                           $          416   $        1,096
                                                  ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for interest                          $            -   $          600
                                                  ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING TRANSACTIONS:
  Secured Notes issued for services rendered      $       59,374   $            -
                                                  ===============  ===============


                                   -CONTINUED-

----------------------------------------------------------------------------------------------------------------
                                           DYNA-CAM ENGINE CORPORATION
----------------------------------------------------------------------------------------------------------------
                                            STATEMENTS OF CASH FLOWS
                                          (A DEVELOPMENT STAGE COMPANY)

                                                   -CONTINUED-


                                                                                   Six-months ended Sept. 30,
                                                                                --------------------------------
                                                                                     2003             2002
                                                                                --------------  ----------------
                                                                                          (unaudited)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Secured Notes issued for accrued interest                                       $      37,624   $              -
                                                                                ==============  ================

Common stock issued in exchange for debt                                        $       2,500   $              -
                                                                                ==============  ================

Common stock issued for services rendered                                       $       2,500   $              -
                                                                                ==============  ================

Preferred stock converted into common stock                                     $   1,447,199   $              -
                                                                                ==============  ================

Asset Disposition transactions (see Note 3):
Disposition of operating assets                                                 $    (291,382)  $              -
Liabilities assumed by Aero Marine                                                    401,411                  -
Secured debt settled                                                                  571,100                  -
Resultant gain on disposition of assets                                              (681,129)                 -
                                                                                ==============  ================


Secured Notes issued for debt, accrued interest and other liabilities (Note 3)  $     566,488   $              -
                                                                                ==============  ================


   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the six-months ended September 30, 2003 may not be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

(2)  ORGANIZATION AND OPERATIONS

Dyna-Cam Engine Corporation (the "Company") was incorporated in Nevada in July 1999 as TSI Handling, Inc. ("TSIH"). Effective March 31, 2000, TSIH acquired all of the assets of Dyna-Cam Engine Corporation, a California corporation, and changed its name to Dyna-Cam Engine Corporation. Effective June 30, 2003, after defaults and proper notifications, Aztore Holdings, Inc. ("Aztore"), the Company's largest and senior secured lender, acted to dispose of the Company's assets pursuant to its rights as a lender under its secured notes and Article 9 of the Uniform Commercial Code (the "Asset Disposition"). Pursuant to the Asset Disposition, the Company is required to change its name to something other than "Dyna-Cam Engine."

The Asset Disposition did not satisfy all of Aztore's secured liabilities. Aztore was also the Company's largest unsecured creditor and their support was required to maintain the Company's public status and seek an acquisition or merger. As a requirement for continued support of the Company, Aztore agreed to restructure its liabilities (see Note 3).

Subsequent to September 30, 2003, the Company entered into a non-binding letter of intent with a media and travel company. There is no assurance this transaction will be completed. To prepare for this or another merger or acquisition transaction, the Company will seek shareholder approval to restructure its equity (see Note 6). Because the Company has no current operations or assets and significant remaining liabilities, it is highly likely that any acquisition or merger will significantly dilute current shareholders' ownership. Successful implementation of any merger or acquisition will depend on the Company's ability to successfully restructure its remaining non-Aztore obligations, which it has attempted to do.

(3)     SECURED NOTES PAYABLE TO RELATED PARTY

Immediately following the Asset Disposition, Aztore reinstated and amended its secured Line of Credit with the Company reducing the amount of the line to $250,000 effective June 30, 2003 (the "Amended LOC"). The due date of all secured notes issued under the Amended LOC was March 31, 2004. The Amended LOC covered the balance of the Secured Notes not paid to Aztore upon the Asset

Disposition. In July 2003, Aztore advanced the Company $50,000 under the Amended LOC to settle the Company's obligation to Mr. Dahl under his Retention Agreement. In addition, continuing consulting fees under the Company's Advisory Agreement with Aztore were to be paid by the issuance of Secured Notes under the Amended LOC. In its sole discretion, Aztore may advance the Company funds under the Amended LOC, if necessary, to settle remaining unpaid unsecured creditor claims and to pay ongoing operating liabilities.

The Amended LOC provided that Aztore may declare the Company's obligations to be due in the event that the Company becomes subject to collection actions that would, in Aztore's sole discretion, be detrimental to the Company or hinder Aztore's ability to collect under the Amended LOC. In addition, the Amended LOC provided that Aztore shall have the option and may, in its sole discretion, convert all or a portion of the Secured Notes advances due from the Company into shares of common stock of the Company. The conversion price shall be at a price to be determined by any third party purchase of common shares, whether through a cash purchase or other exchange, whereby the Company receives in cash or in kind more than $50,000.

On August 30, 2003, Aztore agreed to further amend the line of credit to increase the line to $800,000 and extend the maturity to March 31, 2006 (the "Second Amended LOC"). During the three months ended September 30, 2003, the Company issued secured notes under the Second Amended LOC totaling approximately $566,500 to pay all of the Company's unsecured debt, accrued interest and other liabilities due to Aztore, including those liabilities acquired directly by Aztore as a requirement of the Asset Disposition. Aztore agreed to lower the interest rate on the amounts advanced under the Second Amended LOC from 18 percent to 10 per cent per annum. In addition, Aztore waived its monthly consulting fees due under its Advisory Agreement retroactive to July 1, 2003.
By paying off Aztore's unsecured debt with new secured notes, the Company lowered its interest rate from 18 percent per annum to 10 percent per annum.

During the three months ended September 30, 2003, in addition to the $50,000 advanced to settle the Company's obligation to Mr. Dahl, Aztore advanced $14,015 under the Amended LOC and an additional $3,000 under the Second Amended LOC for on-going operating expenses. Interest expense related to the all obligations and Secured Notes due to Aztore was $28,689 for the six-months ended September 30, 2003.

(4)     OTHER LIABILITIES

Other liabilities consists of the following amounts:

                                                          September
                                                           30, 2003    March 31,
                                                         (unaudited)      2003
                                                         ------------  ----------
Note payable to either the Bank of the West
  or to affiliated guarantors (the "Bank of the West")   $          -  $  335,000
Claims related to capital lease obligations, including
  interest and taxes                                           39,450      51,998
Judgment liability, including interest                         20,887      19,898
                                                         ------------  ----------
                                                         $     60,336  $  406,896
                                                         ============  ==========

Other liabilities at September 30, 2003 pertain to claims related to the Company's former lease obligations. One former lessor seized its equipment. Although this lessor has yet to assert an adjusted claim against the Company, the Company is presenting the entire liability without offset. A second former lessor obtained a judgment against the Company which, together with additional interest related to this judgment, totals $20,887 at September 30, 2003.

The balances at March 31, 2003 are classified on the accompanying balance sheet as current portion of long-term debt and capitalized lease obligations and at September 30, 2003 as other liabilities since the Company no longer has capital lease obligations. Effective June 30, 2003, as a requirement of the Asset Disposition, the Buyer assumed the Bank of the West Loan and any accrued interest and therefore no amount is showing as due at September 30, 2003.

(5)  COMMITMENTS AND CONTINGENCIES

Due to its financial difficulties the Company is in default on substantially all of its accounts payable and other liabilities. Collection actions related to these liabilities could be commenced at any time. In management's opinion, upon consultation with legal counsel, there is no current litigation that will materially affect the Company's financial position.

The Company believes that any potential merger or acquisition transaction will require that the Company address its liabilities to both Aztore and other parties. To facilitate that potential debt restructuring, the Company has granted the non-Aztore creditors conversion rights equivalent to Aztore's conversion rights (see Note 3).

(6)  SUBSEQUENT EVENTS

     NON-BINDING LETTER OF INTENT

On December 16, 2003, the Company executed a non-binding letter of intent ("LOI") with a media and travel company. There is no assurance this transaction will be completed. Except for confidentiality and an agreement to mutually evaluate the parties' respective financial statements, no other formal liability attaches to either party for withdrawing from this LOI.

     SHAREHOLDER MEETING AND CAPITAL RESTRUCTURING

Even though a definitive agreement has not been reached to enter into an acquisition or merger, the Company will be holding a Special Meeting of Shareholders to restructure its capital account. The Company believes that there are an insufficient number of authorized and available shares of common stock to easily and timely complete a transaction. The Board of Directors has approved a one-for-25 reverse split of the shares of common stock outstanding.
A special provision of the "reverse split" will provide that all shareholders being affected by the reverse split share have no less than 100 shares after the reverse split. In addition, the reverse split will not impact the number or exercise prices of the Company's outstanding Series A through F warrants. As part of this shareholders' meeting, the Company will seek authority to change its name from Dyna-Cam Engine Corporation, which was a requirement of the Asset Disposition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB or incorporated herein by reference. See "Factors Affecting Future Performance" below.

OVERVIEW AND PLANNED OPERATIONS

     Starting during fiscal 2001, we obtained new funding and sought to continue the development the Dyna-Cam Engine. The capital obtained for this new business was insufficient to complete our plan. Only two engines were built and none sold. To resolve our severe financial problems related to this failed plan, we agreed to dispose of the assets related to the Dyna-Cam Engine (the "Asset Disposition") to reduce the debt owed to our secured creditors. Immediately after the Asset Disposition, which was effective on June 30, 2003, we started to actively seek acquisition and merger candidates. Our sole strategy since June 30, 2003 has been to acquire or merge with an operating business. Subsequent to September 30, 2003, we entered into a non-binding letter of intent with a media and travel company. There is no assurance this transaction will be completed. Because we have no current operations or assets and significant remaining liabilities, it is highly likely that any acquisition or merger will significantly dilute current shareholders' ownership. Successful implementation of any merger or acquisition will depend on, among other things, our ability to successfully restructure our remaining obligations, to identify a suitable acquisition candidate and to acquire or merge with such company on acceptable terms (see "Risks of our Acquisition Strategy").

RESULTS OF OPERATIONS

     The following discussion provides information that we believe will help you understand our financial statements, and should be read along with our financial statements and related notes included in this Form 10-QSB and with the financial statements and related notes included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003 and the Form 8-K filed on July 15, 2003 disclosing the Asset Disposition. We continued to report as a development stage company during the six-months ended September 30, 2003 and will do so until we acquire new operations.

     The three-months ended September 30, 2003 (unaudited) compared to the three-months ended September 30, 2002 (unaudited). We had no revenues during either three-month period. Our loss from operations for the three-months ended September 30, 2003 was $23,078 compared to a loss from operations for the three-months ended September 30, 2002 of $103,535. Interest expense decreased from $33,089 for the three-months ended September 30, 2002 to $15,396 for the three-months ended September 30, 2003 reflecting the payment or assumption of about $900,000 of our debt due to the Asset Disposition.

     For the three-months ended September 30, 2003, all expenses decreased dramatically reflecting our lack of operations during this period other than seeking acquisition or merger opportunities. Immediately after the Asset Disposition, we no longer had any employees. Also, we renegotiated our management advisory agreement with Aztore and restructured our remaining liabilities to allow us to continue very limited operations. Our total general and administrative expenses were only $3,721 for the three-months ended September 30, 2003 compared to $25,505 for the similar three-month period ending September 30, 2002. Legal and professional fees decreased significantly to $19,357 for the three-months ended September 30, 2003, including $9,990 for our fiscal 2003 audit. This compares to $47,581 of legal and professional fees for the similar three-month period ending September 30, 2002. This decrease was due to Aztore waiving its management fee retroactive to July 1, 2003. Aztore's fees were $30,000 in the preceding year. We expect to continue to minimize our expenses until an acquisition or merger candidate is identified and a definitive agreement is reached.

     The six-months ended September 30, 2003 (unaudited) compared to the six-months ended September 30, 2002 (unaudited). We had no operating revenues during either six-month period. Our loss from operations for the six-months ended September 30, 2003 was $134,137 compared to a loss from operations for the six-months ended September 30, 2002 of $211,667. Interest expense decreased from $62,955 for the six-months ended September 30, 2002 to $43,525 for the six-months ended September 30, 2003 due to the payment or assumption of debt related to the Asset Disposition.

     The six-months ended September 30, 2003 reflected the final accruals from operations through the completion of the Asset Disposition effective June 30, 2003, as well as the related increased legal and professional fees to complete the necessary documentation related to the Asset Disposition. These fees were our major costs for the six-months ended September 30, 2003. Total legal and professional fees for the six-months ended September 30, 2003 were $79,215 compared to $89,528 for the six-months ended September 30, 2002. Research and development expenses were $15,000 for the six-months ended September 30, 2003 compared to $32,341 for the six months ended September 30, 2002 reflecting the termination of our employees at the Asset Disposition. General and administrative expenses were $27,867 for the six-months ended September 30, 2003 compared to $58,712 for the six-months ended September 30, 2002. Of these amounts, lease expense for our manufacturing facility was only $5,600 for the six-months ended September 30, 2003 compared to $16,800 for the six-months ended September 30, 2002.

     Depreciation expense was $12,055 for the six-months ended September 30, 2003 compared to $31,086 for the six-months ended September 30, 2002 reflecting the disposition of all our equipment during the period or the repossession of other equipment being depreciated during the fiscal year ended March 31, 2003 by the lessors of the equipment. The Asset Disposition also settled certain of these lease related claims.

     As a result of the above, offset by an extraordinary gain of $797,955 realized upon the Asset Disposition, we realized net income for the six-months ended September 30, 2003 of $570,293, or $.013 per share. This compares to a net loss for the six-months ended September 30, 2002 of $273,659, or $.008 per share.

LIQUIDITY AND CAPITAL RESOURCES

     September 30, 2003 (unaudited) compared to September 30, 2002 (unaudited). From inception through September 30, 2003, we have been a development stage company. Financing in the past has been from both equity placements and loan borrowings. At September 30, 2003, cash and cash equivalents totaled $416 compared to $259 at March 31, 2003.

     Cash used to support operations, after non-cash charges, was $116,109 for the six-months ended September 30, 2003 compared to cash used to support operations, after non-cash charges, of $243,536 for the six-months ended September 30, 2002. For the six-months ended September 30, 2003, some of this cash was provided by an increase in accounts payable, accrued compensation and accrued interest totaling $44,951 compared to substantially all cash used for the comparable six-months ended September 30, 2002 being provided by increased accounts payable, accrued compensation, accrued interest and amounts due to Aztore totaling $225,342.

     The only cash we had available during either period was provided by financing activities and totaled $ 71,315 for the six-months ended September 30, 2003 compared to $16,900 for the six-months ended September 30, 2002. Of these amounts $68,515 and $10,900, respectively, were borrowed from Aztore under Secured Note borrowings.

     Second Amended LOC. Immediately following the Asset Disposition, Aztor reinstated and amended its secured Line of Credit with us reducing the amount of the line to $250,000 effective June 30, 2003 (the "Amended LOC"). The due date of all Secured Notes issued under the Amended LOC was March 31, 2004. The Amended LOC covered the balance of the Secured Notes not paid to Aztore upon the Asset Disposition. In addition, continuing consulting fees under our Advisory Agreement with Aztore were to be paid by the issuance of Secured Notes under the Amended LOC. In July 2003, Aztore advanced us $50,000 under the Amended LOC to settle our obligation to Mr. Dahl under his Retention Agreement. In its sole discretion, Aztore may advance us funds under the Amended LOC, if necessary, to settle remaining unpaid unsecured creditor claims and to pay our ongoing operating liabilities.

     The Amended LOC provided that Aztore may declare its obligations to be due in the event that we become subject to collection actions that would, in Aztore's sole discretion, be detrimental to us or hinder Aztore's ability to collect under its Amended LOC. In addition, the Amended LOC provided that Aztore shall have the option and may, in its sole discretion, convert all or a portion of the Secured Notes advances due from us into shares of our common stock. The conversion price shall be at a price to be determined by any third party purchase of common shares, whether through a cash purchase or other exchange, whereby we receive more than $50,000 in cash or in kind funding.

     On August 30, 2003, Aztore agreed to further amend our line of credit to increase the line to $800,000 and extend the maturity to March 31, 2006 (the "Second Amended LOC"). During the three months ended September 30, 2003, we issued Secured Notes under the Second Amended LOC totaling approximately $566,500 to pay all of our unsecured debt, accrued interest and other liabilities due to Aztore, including those liabilities acquired directly by Aztore as a requirement of the Asset Disposition. Aztore agreed to lower the interest rate on the amounts advanced under the Second Amended LOC from 18 percent to 10 per cent per annum. In addition, Aztore waived its monthly consulting fees due under its Advisory Agreement retroactive to July 1, 2003. By paying off Aztore's unsecured debt with new secured notes, we lowered our interest rate from 18 percent per annum to 10 percent per annum.

     Rights granted other unsecured creditors. We believe that any potential merger or acquisition transaction will require us to address our remaining liabilities to both Aztore and other parties. To facilitate that potential debt restructuring, we have granted the non-Aztore creditors conversion rights equivalent to Aztore's conversion rights as discussed above if the creditor extends the due date of the liability to the due date of the notes held by Aztor under the Second Amended LOC.

     Debt structure as of September 30, 2003. As of September 30, 2003, we owed $52,079 in accounts payable to creditors other than Aztore most of which are in default and dispute. We also had two claims totaling $60,336 to creditors other than Aztore related to defaulted lease obligations. One former lessor seized its equipment in fiscal 2003. Although this lessor has yet to assert an adjusted claim against us, we have presented the entire liability of $39,450 without offset. A second former lessor obtained a judgment against us which, together with additional interest related to this judgment, totals $20,887 at September 30, 2003. We are attempting to settle all our remaining liabilities with our former vendors, suppliers, debt holders and lessors.

     Capital Restructuring. We will be holding a Special Meeting of Shareholders to address restructuring our capital to address what we believe is an insufficient number of authorized and available shares of common stock. We believe having shares timely available will give us an advantage in trying to consummate a transaction. Our Board of Directors has approved a one-for-25 reverse split of the shares of common stock outstanding, which includes a special provision whereby all shareholders being affected by the reverse split share have no less than 100 shares after the reverse split. In addition, the reverse split will not impact the number or exercise prices of our outstanding Series A through F warrants. As part of this shareholders' meeting, we will seek authority to change our name from Dyna-Cam Engine Corporation, which was a requirement of the Asset Disposition.

     Risks of our Acquisition Strategy. Given our limited operating plan, all risks revolve around our activity of seeking to acquire or merge with an operating business. These risks include the ability to fund and successfully negotiate a transaction, the unknown but certain significant dilution to existing shareholders to consummate an acquisition or merger transaction, our lack of cash, the acceptable restructuring or arrangement for the payment of our almost $800,000 in debt and reliance on Aztore for funding while we seek an acceptable candidate. Even if we are successful in locating and acquiring a company, there is no assurance that this new business will be profitable or that the combination of our businesses will maintain any value for the shareholders. Future risks will very likely to be those related to new and growing businesses with limited capital, uncertain markets, unproven technology or other similar risks.

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

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to the differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Annual Report on Form 10-KSB for the year ended March 31, 2003, including those in the Notes to Financial Statements and in "Management's Discussion and Analysis or Plan of Operations" and "Description of Business - Factors Affecting Future Performance" sections which are incorporated by reference in this Form 10-QSB as well as the Form 8-K dated July 15, 2003.

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. The inclusion of forward-looking information should not be taken as a representation that the future events, plans or expectations contemplated will be achieved. We undertake no obligation to publicly update, review or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any forward-looking statements are based. Our filings with the SEC, including the Form 10-KSB and Form 8-K referenced above, may be accessed at the SEC's Web site, www.sec.gov.
                                ------------

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


PART II: OTHER INFORMATION
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

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

          10.18(2)  First Amendment to the Agreement for Convertible,
                    Secured Line of Credit between Aztore and Dyna-Cam effective June 30, 2003.

          10.19 Second Amendment to the Agreement for Convertible, Secured Line of Credit between Aztore and Dyna-Cam effective August 30, 2003.

          10.20     Non Aztore Conversion Rights Agreement effective August 30,
                    2003

          31.1 Certification related to the Form 10-QSB for the period ended September 30, 2003 by Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act

          31.2 Certification related to the Form 10-QSB for the period ended September 30, 2003 by Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act

          32.1 Certification related to the Form 10-QSB for the period ended September 30, 2003 by Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act

          32.2 Certification related to the Form 10-QSB for the period ended September 30, 2003 by Principal Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act

(1) Incorporated by reference from Dyna-Cam's Form 8-K as filed with the Securities and Exchange Commission on July 15, 2003.

(2) Incorporated by reference from Dyna-Cam's Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 12, 2003.

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


Date:     December 29, 2003

                                      DYNA-CAM ENGINE CORPORATION



                                      By:  /s/ Michael S. Williams
                                         ---------------------------------------
                                           Michael S. Williams
                                           Chief Executive Officer and President



                                      By:  /s/ Lanny R. Lang
                                         ---------------------------------------
                                           Lanny R. Lang
                                           Secretary and Treasurer
                                           (Principal Accounting Officer)

--------------------------------------------------------------------------------
                           DYNA-CAM ENGINE CORPORATION
--------------------------------------------------------------------------------
                           EXHIBITS TO THE FORM 10-QSB
                   FOR THE SIX-MONTHS ENDED SEPTEMBER 30, 2003

                                  EXHIBIT INDEX

     Number         Description
------------------  -----------

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

          10.18(2)  First Amendment to the Agreement for Convertible,
                    Secured Line of Credit between Aztore and Dyna-Cam effective June 30, 2003.

          10.19 Second Amendment to the Agreement for Convertible, Secured Line of Credit between Aztore and Dyna-Cam effective August 30, 2003.

          10.20     Non Aztore Conversion Rights Agreement effective August 30,
                    2003

          31.1 Certification related to the Form 10-QSB for the period ended September 30, 2003 by Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act

          31.2 Certification related to the Form 10-QSB for the period ended September 30, 2003 by Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act

          32.1 Certification related to the Form 10-QSB for the period ended September 30, 2003 by Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act

          32.2 Certification related to the Form 10-QSB for the period ended September 30, 2003 by Principal Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act

(1) Incorporated by reference from Dyna-Cam's Form 8-K as filed with the Securities and Exchange Commission on July 15, 2003.

(2) Incorporated by reference from Dyna-Cam's Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 12, 2003.