Form 10-Q
period 2003-12-31
DYNA CAM
filed 2004-03-08
CIK 1124394

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                For the quarterly period ended December 31, 2003

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     The number of shares outstanding of the registrant's common equity as of March 8, 2004 was 42,576,085 shares of common stock, par value $.001.


     Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

DYNA-CAM ENGINE CORPORATION
---------------------------
INDEX TO THE FORM 10-QSB
FOR THE NINE-MONTHS ENDED DECEMBER 31, 2003

TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                               2
Item 1. Financial Statements                                                2
Balance Sheets as of December 31, 2003 (unaudited) and March 31, 2003 2 Statements of Operations for the three-months and nine-months ended
December 31, 2003 and 2002 (unaudited)                                      3
Statements of Cash Flows for the nine-months ended December 31, 2003 and
2002 (unaudited)                                                            4
Notes to the Financial Statements                                           6
Item 2. Management's Discussion and Analysis and Plan of Operation. .       8
Item 3. Controls and Procedures                                            11
PART II: OTHER INFORMATION                                                 12
Item 6: Exhibits and Reports on Form 8-K                                   12
SIGNATURES                                                                 14
EXHIBITS                                                                   15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DYNA-CAM ENGINE CORPORATION
---------------------------
BALANCE SHEETSBalance Sheets as of December 31, 2003 (unaudited) and March 31, 2003
(A DEVELOPMENT STAGE COMPANY)

                                                       Dec. 31, 2003    March 31, 2003
                                                       (unaudited)
                                                       -------------    --------------
ASSETS
Current assets:
Cash                                                     $       254      $        259
Inventory                                                          -            179,787
Total current assets                                             254            180,046

Machinery and equipment, net                                       -            123,650
                                                       -------------     --------------
                                                         $       254      $     303,696

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                         $    57,232      $      62,802
Secured notes payable to related party                       692,557            455,627
Secured notes - other                                              -             79,173
Liabilities to related parties                                     -            598,882
Short-term borrowings                                              -             40,278
Customer deposits                                                  -             23,000
Other liabilities                                             60,504                  -
Current portion of long-term debt and capitalized                  -            406,896
     lease obligations                                 -------------    ---------------
Total liabilities                                            810,293          1,666,658

Stockholders' deficit:
Preferred stock - Series A; $1.00 liquidation value,
authorized 1,447,199 shares, 0 and 1,447,199 shares
issued and outstanding, respectively                               -          1,477,199
Preferred stock; $.001 par value, authorized 8,552,801
shares, undesignated as to attributes, no shares
issued and outstanding                                             -                  -
Common stock; $.001 par value, authorized 65,000,000
shares, 42,576,085 and 35,014,635 shares issued and
outstanding, respectively                                     42,576             35,015
Additional paid in capital                                 1,986,265            541,627
Accumulated deficit                                       (2,838,880)        (3,386,803)
Total stockholders' deficit                                 (810,039)        (1,362,962)
                                                         ------------      ------------
                                                         $       254        $   303,696

The accompanying notes are an integral part of these balance sheets.

DYNA-CAM ENGINE CORPORATION
---------------------------
STATEMENTS OF OPERATIONSStatements of Operations for the three-months and nine-months ended December 31, 2003 and 2002 (unaudited)
(A DEVELOPMENT STAGE COMPANY)


                              Three-months ended Dec. 31, Nine-months ended Dec. 31,  Inception to
                                                                                      Dec. 31, 2003
                                2003          2002          2003          2002
                                    (unaudited)                (unaudited)           (unaudited)
REVENUES:                     $         -   $         -   $         -   $         -   $         -

OPERATING EXPENSES:
Research and development                -        15,000        15,000        47,341       750,636
General and administrative            448        25,229        28,315        83,941     1,328,732
Legal and professional fees         4,867        42,389        84,082       131,917       860,095
Depreciation and amortization           -        15,449        12,055        46,535       397,398
                                _________     _________     _________     _________     _________
Total operating expenses            5,315        98,067       139,452       309,734     3,336,861
                                           ------------

LOSS FROM OPERATIONS               (5,315)      (98,067)     (139,452)     (309,734)   (3,336,861)

OTHER INCOME (EXPENSE):
Interest expense                  (17,055)      (34,440)      (60,580)      (97,395)     (799,753)
Interest income                         -             -             -             -        19,157
Grant income                            -             -             -             -       442,295
Other income (expense)                  -             -       747,955           963       646,603
                                  _______      ________       _______       _______       _______
Total other income (expense)      (17,055)      (34,440)      687,375       (96,432)      308,302

EXTRAORDINARY ITEM                      -             -             -             -       189,679

NET INCOME (LOSS)             $   (22,370)  $  (132,507)  $   547,923   $  (406,166)  $(2,838,880)
                                  -------      --------       -------      --------     ---------
NET INCOME (LOSS) PER
COMMON SHARE:
Basic                         $         -   $    (0.004)  $     0.014   $    (0.012)  $    (0.088)
Diluted                       $         -   $    (0.004)  $     0.014   $    (0.012)  $    (0.088)
                               ============  ============  ============  ===========   ============

WEIGHTED AVE. COMMON
SHARES OUTSTANDING:
Basic                          42,576,085    35,014,635    40,073,932    35,014,635    32,255,572
Diluted                        42,576,085    35,014,635    40,073,932    35,014,635    32,255,572


The accompanying notes are an integral part of these financial statements.

DYNA-CAM ENGINE CORPORATION
---------------------------
STATEMENTS OF CASH FLOWSStatements of Cash Flows for the nine-months ended December 31, 2003 and 2002 (unaudited)
(A DEVELOPMENT STAGE COMPANY)


                                                                         Nine-months ended Dec. 31
                                                                               2003          2002
                                                                               ----          ----
                                                                                 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $ 547,923   $(406,166)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation                                                                   12,055      46,535
Gain on sale of machinery and equipment                                             -        (963)
Gain on disposition of assets                                                (681,129)          -
Gain on settlement of obligations                                            (116,826)          -
Secured Notes issued for services rendered                                     59,374           -
Secured Notes issued for accrued interest                                      37,624           -
Common stock issued for services rendered                                       2,500           -
Changes in assets and liabilities-
Increase in accounts payable                                                   14,260      57,271
Increase in due to related party                                                    -     155,298
Increase in accrued compensation                                               30,000      90,000
Increase in accrued interest payable                                           22,899      29,070
Increase in customer deposits                                                       -       1,100
Net cash used in operating activities                                         (71,320)    (27,855)
                                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable                                                     2,800       6,000
Borrowings under secured line of credit                                        68,515      19,850
Net cash provided by financing activities                                      71,315      25,850

NET DECREASE IN CASH                                                               (5)     (2,005)
CASH, beginning of period                                                         259       2,390
CASH, end of period                                                         $     254   $     385
                                                                            ----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                      $       -   $       -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Secured Notes issued for accrued interest                                   $   37,624  $       -

Common stock issued in exchange for debt                                    $    2,500  $       -

Common stock issued for services rendered                                   $    2,500  $       -

Preferred stock converted into common stock                                 $1,447,199  $       -

Asset Disposition transactions (see Note 3):
Disposition of operating assets                                             $ (291,382) $       -
Liabilities assumed by Aero Marine                                             401,411          -
Secured debt settled                                                           571,100          -
Resultant gain on disposition of assets                                       (681,129)         -

Secured Notes issued for debt, accrued interest and other liabilities
   (Note 3)                                                                $   566,488  $       -

   The accompanying notes are an integral part of these financial statements.

DYNA-CAM ENGINE CORPORATION
---------------------------
NOTES TO THE FINANCIAL STATEMENTSNotes to the Financial Statements DECEMBER 31, 2003
(UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements of Dyna-Cam Engine Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the nine-months ended December 31, 2003 may not be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

(2) ORGANIZATION AND OPERATIONS

The Company was incorporated in Nevada in July 1999 as TSI Handling, Inc. In 2000, the Company changed its name to Dyna-Cam Engine Corporation to pursue a new business. There was insufficient funding to implement this business plan and, effective June 30, 2003, after defaults and proper notifications, the Company's largest and senior secured lender, Aztore Holdings, Inc. ("Aztore "), acted to dispose of the Company's assets pursuant to its rights as a lender under its secured notes and Article 9 of the Uniform Commercial Code (the "Asset Disposition"). The Asset Disposition did not satisfy all of Aztore's secured liabilities. As a requirement for continued support of the Company, Aztore agreed to restructure its liabilities (see Note 3).

The Company is actively seeking a merger or acquisition. There is no assurance that a transaction will be completed. Because the Company has no current operations or assets and significant remaining liabilities, it is highly likely that any acquisition or merger will significantly dilute current shareholders' ownership. Successful implementation of any merger or acquisition will also depend on the Company's ability to successfully restructure its remaining non-Aztore obligations.

To prepare for a merger or acquisition transaction, the Company will seek shareholder approval to restructure its equity, and change its name to something other than "Dyna-Cam Engine" (see Note 6).

(3) SECURED NOTES PAYABLE TO AZTOR

Immediately following the Asset Disposition, Aztore reinstated and amended its secured Line of Credit reducing the amount of the line to $250,000 effective June 30, 2003 (the "Amended LOC"). The Amended LOC expires March 31, 2004. The Amended LOC covers the balance of the Secured Notes not paid to Aztore upon the Asset Disposition. In its sole discretion, Aztore may advance funds under the Amended LOC, if necessary, to settle remaining unpaid unsecured creditor claims and to pay ongoing operating liabilities.

Aztore may, in its sole discretion, declare the Company's obligations to be due in the event that the Company becomes subject to collection actions that would hinder Aztore's ability to collect under the Amended LOC. Aztore shall, in its sole discretion, have the option to convert all or a portion of the Secured Notes into shares of common stock. The conversion price shall be at a price to be determined by any third party, whereby the Company receives in cash or in kind more than $50,000.

In August 2003, Aztore agreed to further amend the line of credit to increase the line to $800,000 and extend the maturity to March 31, 2006 (the "Second Amended LOC"). The Company issued secured notes under the Second Amended LOC Totaling approximately $566,500 to pay all of the Company's unsecured debt, Accrued interest and other liabilities due to Aztore . Aztore agreed to lower the interest rate from 18% to 10% per annum. In addition, Aztore waived its monthly consulting fees due under its Advisory Agreement retroactive to July 1, 2003.

Interest expense related to the all obligations and Secured Notes due to Aztor was $16,887 for the nine-months ended December 31, 2003.

(4) OTHER LIABILITIES

Other liabilities at December 31, 2003 pertain to claims related to the Company's former lease obligations. One former lessor seized its equipment. Although this lessor has yet to assert an adjusted claim against the Company, the Company is presenting the entire liability without offset. A second former lessor obtained a judgment against the Company which, together with additional interest related to this judgment, totals $21,054 at December 31, 2003.

The Company believes that any potential merger or acquisition transaction will require that the Company address these liabilities. To facilitate debt restructuring, the Company has granted the non-Aztore creditors conversion rights equivalent to Aztore's conversion rights (see Note 3).

(5) COMMITMENTS AND CONTINGENCIES

The Company is in default on substantially all of its accounts payable and other liabilities. Collection actions related to these liabilities could be commenced at any time. In management's opinion, upon consultation with legal counsel, there is no current litigation that will materially affect the Company's financial position.

In accordance with the Capital Advisory and Financial Consulting Services Agreement between the Company and Aztore entered into on March 31,2000, Aztore has certain rights to receive additional compensation. Aztore will receive a 5% fee for the exercise of the Company's outstanding warrants and a customary advisory and investment-banking fee for services related to any merger and acquisition activities. Aztore waived its advisory fee related to the Asset Disposition Agreement and has waived its monthly consulting fees since July 2003. Since the Company business plan is to seek a merger or acquisition, if successful, it is likely that the Company will incur a fee liability to Aztore.

(6) SHAREHOLDER MEETING AND CAPITAL RESTRUCTURING

Even though no definitive agreement has been reached to enter into an acquisition or merger, the Company will be holding a Special Meeting of Shareholders to restructure its equity and seek authority to change its name to something other than "Dyna-Cam Engine", which was a requirement of the Asset Disposition. The Board of Directors has approved a one-for-50 reverse split of the shares of common stock outstanding. A special provision of the "reverse split" will provide that all shareholders being affected by the reverse split share have no less than 100 shares after the reverse split. In addition, the reverse split will not impact the number or exercise prices of the Company's outstanding warrants.


-------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
-------------------------------------------------------------------------

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB or incorporated herein by reference (see "Factors Affecting Future Performance").

OVERVIEW AND PLANNED OPERATIONS

     Starting in fiscal 2001, we obtained new funding and sought to continue the development the Dyna-Cam Engine. There was insufficient funding to implement this business plan and, effective June 30, 2003, after defaults and proper notifications, our largest and senior secured lender, Aztore Holdings, Inc. ("Aztore "), acted to dispose of our assets pursuant to its rights as a lender under its secured notes and Article 9 of the Uniform Commercial Code (the "Asset Disposition"). The Asset Disposition did not satisfy all of Aztore's secured liabilities.

     Our sole strategy since June 30, 2003 has been to acquire or merge with an operating business. Because we have no current operations or assets and significant remaining liabilities, it is highly likely that any acquisition or merger will significantly dilute current shareholders' ownership. Successful implementation of any merger or acquisition will depend on, among other things, our ability to successfully restructure our remaining obligations, to identify a suitable acquisition candidate and to acquire or merge with such company on acceptable terms.

RISKS OF OUR ACQUISITION STRATEGY

     Given our limited operating plan, all risks revolve around our activity of seeking to acquire or merge with an operating business. These risks include the ability to fund and successfully negotiate a transaction, the unknown but certain significant dilution to existing shareholders to consummate an acquisition or merger transaction, our lack of cash, the acceptable restructuring or arrangement for the payment of our almost $800,000 in debt and reliance on Aztore for funding while we seek an acceptable candidate. Even if we are successful in locating and acquiring such an operating business, there is no assurance that this new business will be profitable or that the combination of our businesses will maintain any value for the shareholders. Future risks will very likely to be those related to new and growing businesses with limited capital, uncertain markets, unproven technology or other similar risks.

     In accordance with our consulting services agreement with Aztore , entered into on March 31,2000, Aztore has certain rights to receive an investment-banking fee for services related to any merger and acquisition activities. Aztore waived this fee related to the Asset Disposition Agreement and has waived its monthly consulting fees since July 2003. Since our plan is to seek a merger or acquisition, if successful, it is likely that we will incur a fee liability to Aztore.

RESULTS OF OPERATIONS

     The following discussion provides information that we believe will help you understand our financial statements, and should be read along with our financial statements and related notes included in this Form 10-QSB and with the financial statements and related notes included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003 and the Form 8-K filed on July 15, 2003 disclosing the Asset Disposition. We continued to report as a development stage company and will do so until we acquire new operations.

     The three-months ended December 31, 2003 (unaudited) compared to the three-months ended December 31, 2002 (unaudited). We had no revenues during either three-month period. Our loss from operations for the three-months ended December 31, 2003 was $5,315 compared to a loss from operations for the three-months ended December 31, 2002 of $98,067. Interest expense decreased from $34,440 for the three-months ended December 31, 2002 to $17,055 for the three-months ended December 31, 2003 reflecting the payment or assumption of approximately $900,000 of our debt due to the Asset Disposition.

     For the three-months ended December 31, 2003, all expenses decreased dramatically reflecting our lack of operations during this period other than seeking acquisition or merger opportunities. Our total general and administrative expenses were only $448 for the three-months ended December 31, 2003 compared to $25,229 for the three-months ending December 31, 2002. Legal and professional fees were only $4,867 for the three-months ended December 31, 2003 compared to $42,389 for the three-months ending December 31, 2002. This decrease was primarily due to Aztore waiving its management fee since July 2003. Aztore's fees were $30,000 for the three-months ending December 31, 2002.

     The nine-months ended December 31, 2003 (unaudited) compared to the nine-months ended December 31, 2002 (unaudited). We had no operating revenues during either nine-month period. Our loss from operations for the nine-months ended December 31, 2003 was $139,452 compared to a loss from operations for the nine-months ended December 31, 2002 of $309,734. Interest expense decreased from $97,395 for the nine-months ended December 31, 2002 to $60,580 for the nine-months ended December 31, 2003 due to the payment or assumption of debt related to the Asset Disposition.

     A significant portion of the expenses for the nine-months ended December 31, 2003 was for the engine operations through June 30, 2003 and the related legal and professional fees to document the Asset Disposition. Legal and professional fees for the nine-months ended December 31, 2003 were $84,082 compared to $131,917 for the nine-months ended December 31, 2002. General and administrative expenses were $28,315 for the nine-months ended December 31, 2003 compared to $83,941 for the nine-months ended December 31, 2002. Of these amounts, lease expense for our manufacturing facility was only $5,600 for the nine-months ended December 31, 2003 compared to $25,200 for the nine-months ended December 31, 2002. Depreciation expense was $12,055 for the nine-months ended December 31, 2003 compared to $46,535 for the nine-months ended December 31, 2002 reflecting the disposition of all our equipment during the period. The Asset Disposition also settled certain of these lease related claims.

     As a result of the above, offset by an extraordinary gain of $747,955 realized upon the Asset Disposition, we realized net income for the nine-months ended December 31, 2003 of $547,923, or $.014 per share. This compares to a net loss for the nine-months ended December 31, 2002 of $406,166, or $.012 per share.

LIQUIDITY AND CAPITAL RESOURCES

     December 31, 2003 (unaudited) compared to December 31, 2002 (unaudited). At December 31, 2003, cash totaled $254 compared to $259 at March 31, 2003.

     Cash was provided from operations of $67,159, after non-cash charges, for the nine-months ended December 31, 2003 by an increase in accounts payable, accrued compensation and accrued interest. For the nine-months ended December 31, 2003, cash was provided from operations of $332,739, after non-cash charges, by an increase accounts payable, accrued compensation, accrued interest and amounts due to Aztor.

     The only cash we had available during either period was provided by financing activities and totaled $71,315 for the nine-months ended December 31, 2003 and $25,850 for the nine-months ended December 31, 2002. Of these amounts, $68,515 and $19,850, respectively, were borrowed from Aztore under Secured Note borrowings.

     Debt structure as of December 31, 2003. As of December 31, 2003, we owed $57,232 in accounts payable most of which are in default and dispute. We also had claims totaling $60,504 to creditors related to defaulted lease obligations. We are attempting to settle all our remaining liabilities with our former vendors, suppliers, debt holders and lessors. To facilitate debt restructuring, the Company has granted the non-Aztore creditors conversion rights equivalent to Aztore's conversion rights. We had secured notes payable due to Aztore , including interest, of $692,557 as of December 31, 2003. In August 2003, Aztor agreed to amend the line of credit to increase the line to $800,000 and extend the maturity to March 31, 2006 (the "Second Amended LOC"). We issued secured notes totaling approximately $566,500 under the Second Amended LOC to pay all of the Company's unsecured debt, accrued interest and other liabilities due to Aztore . Aztore agreed to lower the interest rate from 18% to 10% per annum. In addition, Aztore waived its monthly consulting fees due under its Advisory Agreement retroactive to July 1, 2003.

     Capital Restructuring. We will be holding a special meeting of shareholders to restructure its equity and seek authority to change its name to something other than "Dyna-Cam Engine," which was a requirement of the Asset Disposition. Our board of directors has approved a one-for-50 reverse split of the shares of common stock outstanding. A special provision of this "reverse split" is that all shareholders being affected by the reverse split share have no less than 100 shares after the reverse split. In addition, the reverse split will not impact the number or exercise prices of our outstanding warrants.

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


-------------------------------------------------------------------------
ITEM 3. CONTROLS AND PROCEDURES
-------------------------------------------------------------------------

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

PART II: OTHER INFORMATION


-------------------------------------------------------------------------
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-KItem 6 Exhibits and Reports on Form 8-K2
-------------------------------------------------------------------------

a.       Exhibits:

10.15(1) Disposition of Collateral and Settlement Agreement dated June 30, 2003 between Aztore Holdings, Inc., Dyna-Cam Engine Corporation, Patricia Wilks, Dennis Palmer, Palmer Holdings, Ltd. and Aero Marine Engine Corp.

10.16(1) Settlement and Release Agreement dated July 1, 2003 by and among Aztor
          Holdings, Inc., Dyna-Cam Engine Corporation, DC Engines Corporation and Palmer Holdings, Ltd.

10.17(1) Purchase and Settlement Agreement dated July 1, 2003 by and between
          Aztore Holdings, Inc., Dyna-Cam Engine Corporation, Patricia Wilks, Dennis Palmer and Palmer Holdings, Ltd.

10.18(2) First Amendment to the Agreement for Convertible, Secured Line of
          Credit between Aztore and Dyna-Cam effective June 30, 2003.

10.19(3) Second Amendment to the Agreement for Convertible, Secured Line of
          Credit between Aztore and Dyna-Cam effective August 30, 2003.

10.20(3) Non Aztore Conversion Rights Agreement effective August 30, 2003

31.1 Certification related to the Form 10-QSB for the period ended December 31, 2003 by Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act

31.2 Certification related to the Form 10-QSB for the period ended December 31, 2003 by Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act

32.1 Certification related to the Form 10-QSB for the period ended December 31, 2003 by Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act

32.2 Certification related to the Form 10-QSB for the period ended December 31, 2003 by Principal Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act

(1) Incorporated by reference from Dyna-Cam's Form 8-K as filed with the Securities and Exchange Commission on July 15, 2003.

(2) Incorporated by reference from Dyna-Cam's Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 12, 2003.

(3) Incorporated by reference from Dyna-Cam's Form 10-QSB for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on December 29, 2003.

b.     Reports on Form 8-K:
None

17
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who have been duly authorized.


Date:     March 8, 2004

DYNA-CAM ENGINE CORPORATION



By:     /s/ Michael S. Williams
        --------------------------
     Michael S. Williams
     Chief Executive Officer and President




By:     /s/ Lanny R. Lang
        --------------------
     Lanny R. Lang
     Secretary and Treasurer
     (Principal Accounting Officer)

DYNA-CAM ENGINE CORPORATION
---------------------------
EXHIBITS TO THE FORM 10-QSBEXHIBITS1
FOR THE NINE-MONTHS ENDED DECEMBER 31, 2003

EXHIBIT INDEX

Number    Description
------    -----------

10.15(1) Disposition of Collateral and Settlement Agreement dated June 30, 2003 between Aztore Holdings, Inc., Dyna-Cam Engine Corporation, Patricia Wilks, Dennis Palmer, Palmer Holdings, Ltd. and Aero Marine Engine Corp.

10.16(1) Settlement and Release Agreement dated July 1, 2003 by and among Aztor
          Holdings, Inc., Dyna-Cam Engine Corporation, Patricia Wilks, Dennis Palmer, Claude Palmer, Ambrose Hope, DC Engines Corporation and Palmer Holdings, Ltd.

10.17(1) Purchase and Settlement Agreement dated July 1, 2003 by and between
          Aztore Holdings, Inc., Dyna-Cam Engine Corporation, Patricia Wilks, Dennis Palmer and Palmer Holdings, Ltd.

10.18(2) First Amendment to the Agreement for Convertible, Secured Line of
          Credit between Aztore and Dyna-Cam effective June 30, 2003.

10.19(3) Second Amendment to the Agreement for Convertible, Secured Line of
          Credit between Aztore and Dyna-Cam effective August 30, 2003.

10.20(3) Non Aztore Conversion Rights Agreement effective August 30, 2003

31.1 Certification related to the Form 10-QSB for the period ended December 31, 2003 by Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act

31.2 Certification related to the Form 10-QSB for the period ended December 31, 2003 by Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act

32.1 Certification related to the Form 10-QSB for the period ended December 31, 2003 by Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act

32.2 Certification related to the Form 10-QSB for the period ended December 31, 2003 by Principal Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act

(1) Incorporated by reference from Dyna-Cam's Form 8-K as filed with the Securities and Exchange Commission on July 15, 2003.

(2) Incorporated by reference from Dyna-Cam's Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 12, 2003.

(3) Incorporated by reference from Dyna-Cam's Form 10-QSB for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on December 29, 2003.