Form 10KSB
period 2004-03-31
DYNA CAM
filed 2004-05-26
CIK 1124394

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d) OF THE SECURITIES ACT OF 1934
                    For the fiscal year ended March 31, 2004

     [  ]  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
1934
          For  the transition period from _________________ to _________________

                         Commission file number: 0-32065

                               CHISTE CORPORATION
                 (Name of Small Business Issuer in its Charter)

     NEVADA                                  86-0965692
     (State or other jurisdiction of         (IRS Employer
     incorporation or organization)          Identification No.)

936A BEACHLAND BLVD., SUITE 13, VERO BEACH, FL       32963
 (Address of principal executive offices)          (Zip Code)

                                 (772) 231-7544
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:  NONE
Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK,
                                                              $.001  PAR  VALUE
                                                               (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's revenues for the fiscal year ended March 31, 2004 were $-0-.

     The aggregate market value at May 25, 2004 of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was approximately: $517,751.

     The number of shares outstanding of the registrant's common equity as of May 25, 2004 was 8,557,324.

     Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                               CHISTE CORPORATION
                               ------------------
                            INDEX TO THE FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                            PAGE

PART  I                                                                        1
Item  1.     Description of Business                                           2
Item  2.     Description of Property                                          12
Item  3.     Legal Proceedings                                                12
Item  4.     Submission of Matters to a Vote of Security Holders              12

PART  II                                                                      13
Item  5.     Market for Common Equity and Related Stockholder Matters         13
Item  6.     Management's Discussion and Analysis or Plan of Operation        15
Item  7.     Financial Statements                                             17
Item  8.     Changes In and Disagreements With Accountants on Accounting and
             Financial Disclosure                                             40
Item  8A.    Controls and Procedures                                          40

PART  III                                                                     41
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Audit
             Committee; and Code of Ethics.                                   41
Item  10.     Executive  Compensation                                         43
Item  11.     Security Ownership of Certain Beneficial Owners and Management  45
Item  12.     Certain Relationships and Related Transactions                  46
Item  13.     Exhibits and Reports on Form 8-K                                48
Item  14.     Principal Accountant Fees and Services                          50

SIGNATURES                                                                    51

                                     PART I
                                     ------

FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). We intend that the forward-looking statements be subject to the safe harbors created by these statutory provisions.

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


                        ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

     We were incorporated in Nevada in July 1999 as TSI Handling, Inc. ("TSIH"). Dyna-Cam Engine Corporation, our predecessor, was originally incorporated in California in 1993 ("DCEC California"). Effective March 31, 2000, TSIH acquired all of the assets of DCEC California and shortly thereafter we changed our name to Dyna-Cam Engine Corporation. On June 30, 2003, we disposed of all the Dyna-Cam operating assets (the "Asset Disposition"). Upon closing the Asset Disposition, resulting in a change of control, Aztore Holdings, Inc. ("Aztore") became our controlling stockholder. See "Asset Disposition and Related Transactions" below.

     Since the Asset Disposition, our objective has been to acquire a company that will have experienced management and opportunities for growth. There is no assurance that a transaction will be completed. To further this business plan and as a requirement of the Asset Disposition, on April 2, 2004, at a special meeting our stockholders voted to change our name to Chiste Corporation (hereinafter the "Company"). In addition, stockholders approved a 1-for-50 reverse stock split of the common shares outstanding, which reduced the shares of common stock outstanding to 867,324. See "Reverse Split" below.

     On May 3, 2004, we entered into an agreement to settle all amounts due to Aztore by issuing Aztore a new secured note for $664,500 (the "New Secured Note"). This agreement also released the Company from all future amounts due Aztore, which Aztore has earned or may earn, including investment banking fees, warrant exercise fees and any other fees and reimbursements under its Advisory Agreement. On May 4, 2004, pursuant to a Securities Purchase Agreement ("SPA"), we sold to Keating Reverse Merger Fund, LLC ("KRM") an aggregate of 800,000 shares of our common stock at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM purchased the New Secured Note from Aztore, which KRM immediately converted into 6,645,000 shares of our common stock (collectively, the "Capital Restructuring Transactions"). The Capital Restructuring Transactions resulted in a change of control of the Company. After closing the Capital Restructuring Transactions, KRM owned 7,445,000 shares or 89.6% of our issued and outstanding common stock. See "Capital Restructuring Transactions" below.

Asset Disposition and Related Transactions
------------------------------------------

     Prior to the disposition of the Dyna-Cam assets as discussed below, we were in the business of developing an axial cam-drive, free piston design, internal combustion engine. We financed some of this development by borrowing from Aztore under a secured line of credit agreement (the "LOC"). On January 4, 2003, Aztore made formal demand for immediate payment of its notes due under the LOC and further formally notified us of its intent to take further actions to collect the obligations due. In accordance with the LOC, Aztore advanced additional funds to maintain, store and protect its collateral while we were seeking a buyer or other alternative. Aztore also lent us money to maintain our corporate status.

     On April 23, 2003, Aztore notified the required creditors of its intent to sell the Dyna-Cam assets under the terms of the LOC and Article 9 of the Uniform Commercial Code. Pursuant to a Disposition of Collateral and Settlement Agreement dated June 30, 2003, Aztore acquired and disposed of all of the Dyna-Cam assets in a negotiated transaction. Aero Marine Engine Corp. was the purchaser (the "Purchaser"). We received total consideration of $972,511 for the Dyna-Cam assets, in the form of cash, debt assumption and shares of common stock of the Purchaser. Cash in the amount of $438,160, the pledge of a $20,500 certificate of deposit, and the stock of the Purchaser, valued at $5,600, were paid to Aztore and the remaining cash proceeds were paid to several of our other secured creditors. Based upon our inability to raise capital, the stage of development of our operations and the extended efforts to sell the Dyna-Cam assets with limited interest, the consideration received was considered fair by both Aztore and our Board of Directors.

     At the time of the Asset Disposition, Patricia J. Wilks and Dennis C. Palmer, each a Dyna-Cam officer and director and a major stockholder, held an aggregate of approximately 2% of the outstanding equity of the Purchaser. In connection with the closing of the Asset Disposition, we entered into a Settlement and Release Agreement with Ms. Wilks and Mr. Palmer, which provided for the mutual release of any claims between the Company, Ms. Wilks and Mr. Palmer, excluding certain wage claims of Ms. Wilks and Mr. Palmer. We also preserved our rights to confidentiality, non-competition, non-solicitation and non-interference from Ms. Wilks and Mr. Palmer. These rights were assigned to the Purchaser as a part of the Asset Disposition. Subsequently, Ms. Wilks and Mr. Palmer separately sold all of their ownership interests in the Company, both direct and indirect, and all their other claims to Aztore. The Company had no funds and it was agreed that Aztore could proceed with these stock purchase transactions. The purchase of these shares gave Aztore control of the Company as of July 1, 2003.

     Upon closing the Asset Disposition, Danny R. Hyde resigned as a director and Jack E. Dahl resigned as Dyna-Cam's President and a director. Their resignations were a result of the cessation of Dyna-Cam's operations and were not a result of any disagreement with operations, policies or practices. These resignations left two directors, Michael S. Williams and Lanny R. Lang, who was also appointed as our Secretary. Prior to the Asset Disposition, Aztore controlled approximately 11.3% of our outstanding voting stock on a fully diluted basis. After the Asset Disposition and other related transactions, Aztore became our controlling stockholder and held, directly and indirectly, 599,693 shares or 70.6% of our outstanding common stock at March 31, 2004.

     Prior to the Asset Disposition, we had entered into a Retention and Settlement Agreement with Mr. Dahl, Dyna-Cam's then President. Under this agreement, Mr. Dahl would be paid a cash fee of $50,000, plus 20,000 shares of common stock, in complete settlement of any claim on Dyna-Cam's books at that time, upon a major fundraising or a sale of our assets or business. Upon the Asset Disposition, Mr. Dahl's was paid the cash fee and stock grant. In addition, an Existing Stockholder Rights Agreement, wherein certain stockholders were granted anti-dilution and certain other rights, was terminated effective June 30, 2003 and all stock options issued under our Equity Incentive Plan were terminated by mutual agreements and settlements, both events as a result of the Asset Disposition transactions.

     Immediately following the Asset Disposition, Aztore reinstated and amended the secured line of credit ("LOC"), which had been in default, reducing the amount of the LOC to $250,000. On August 30, 2003 Aztore agreed to further amend the LOC to increase the LOC to $800,000 and extend the maturity to March 31, 2006 (collectively, the "Amended LOC Agreement"). We issued secured notes under the Amended LOC Agreement ("Secured Notes") totaling approximately $566,500 to pay all of the unsecured debt, accrued interest and other liabilities due to Aztore as of August 30, 2003. In its sole discretion, Aztore may advance funds under the Amended LOC Agreement, if necessary, to settle remaining unpaid unsecured creditor claims and to pay ongoing operating liabilities. Aztore agreed to lower the interest rate from 18% to 10% per annum on the Secured Notes issued under the Amended LOC Agreement. In addition, Aztore waived its monthly consulting fees due under its Advisory Agreement retroactive to July 1, 2003. Pursuant to the Amended LOC Agreement, the Secured Notes are convertible into shares of common stock.

Reverse Split
-------------

     On April 2, 2004, at a special meeting our stockholders approved a reverse stock split (the "Reverse Split"). Under the Reverse Split, one share of common stock will be issued for each fifty shares previously outstanding (1-for-50), with no impact on the number of authorized shares, the par value, or the common stock warrants outstanding. Stockholders holding less than 5,000 shares of common stock but more than 100 shares received 100 shares after the Reverse Split. Stockholders holding less than 100 shares of common stock were not affected by the Reverse Split. No fractional shares were issued; all fractional share amounts were rounded up to the nearest whole share. The Reverse Split did not impact the number or exercise price of our outstanding warrants. The warrants continue to be callable at anytime for $.0001 per warrant. Management has no intention to take the Company private because of the Reverse Split or otherwise. All share amounts in the accompanying financial statements and this Form 10-KSB have been restated to give retroactive effect to the Reverse Split.

Capital Restructuring Transactions
----------------------------------

     On May 3, 2004, as an inducement to KRM to enter into the SPA, we agreed to settle the aggregate of $725,925 of Secured Notes due Aztore under the Amended LOC Agreement, including $44,918 of accrued interest, by issuing Aztore a New Secured Note for $664,500. This Settlement Agreement also released the Company from all future amounts due Aztore, which Aztore has earned or may earn, including investment banking fees, warrant exercise fees and any other fees and reimbursements under its Advisory Agreement. As another condition of this settlement, Aztore assumed other liabilities totaling $42,030 ("Other Liabilities") and agreed to indemnify and hold the Company harmless from claims, expenses and or liabilities relating to the Other Liabilities.

     On May 4, 2004, pursuant to the SPA, we sold to KRM an aggregate of 800,000 shares of common stock at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM purchased the New Secured Note from Aztore, which KRM immediately converted into 6,645,000 shares of our common stock. Upon closing the Capital Restructuring Transactions, resulting in a change of control of the Company, KRM owns 7,445,000 shares or 89.6% of our issued and outstanding common stock.

     Kevin R. Keating was appointed as our Secretary effective May 4, 2004. Mr. Keating is the father of Timothy J. Keating, the Managing Member of KRM. Kevin
R. Keating has no ownership interest in KRM and exercises no control over KRM. Kevin R. Keating will be appointed as our President and elected as a member of our Board of Directors upon the completion of certain post-closing events specified in the SPA and Mr. Williams' resignations. We have moved our offices to 936A Beachland Blvd., Suite 13, Vero Beach, FL 32963 in connection with the Capital Restructuring Transactions.

     Under the SPA, the Company agreed to (i) file an Information Statement pursuant to Rule 14(f)(1) with the Securities and Exchange Commission; (ii) accept the resignation of Lanny R. Lang as an officer and director; (iii) immediately appoint Kevin R. Keating as our Secretary effective May 4, 2004 and his successor upon the effectiveness of his resignation; (iv) accept the resignation of Mr. Williams as our President to be effective upon filing this Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004; and (v) upon compliance with Rule 14(f)(1), appoint Kevin R. Keating as a member of our Board of Directors and concurrently accept Mr. Williams' resignation from his position as a member of the Board of Directors.

PLANNED OPERATIONS

     Our plan of operations is to acquire a company that will have experienced management and opportunities for growth in exchange for our securities. There is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

General Business Plan
---------------------

     We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms that desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the "1934 Act"). We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources.

     We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services;
(vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion;
(ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

     We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities
-------------------------

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of the Company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell their stock in the Company. Any terms of sale of the shares presently held by our officers and/or directors will also be afforded to our other stockholders on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered an inactive company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

     While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20 percent of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of stockholders.

     As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

     With respect to any merger or acquisition, and depending upon, among other things, the target company's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties;
(ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

     As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-K (or Form 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

Competition
-----------

     We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investment Company Act of 1940
------------------------------

     Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the "40 Act") insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in the Company holding passive investment interests in a number of entities, we could be subject to regulation under the 40 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to the status of the Company under the 40 Act and, consequently, any violation of the 40 Act would subject the Company to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 40 Act.

Employees
---------

     Since June 30, 2003 we have not employed any persons. Our executive officers are not paid any amounts in connection with services performed for the Company. Effective May 4, 2004, pursuant to the SPA, Lanny R. Lang resigned as Chief Financial Officer, Secretary and Treasurer and as a member of the Board of Directors and Kevin R. Keating was appointed as our Secretary effective May 4, 2004. Mr. Keating is the father of Timothy J. Keating, the Managing Member of KRM. Mr. Kevin R. Keating exercises no management control over KRM. Kevin R. Keating has no ownership interest in KRM. Kevin R. Keating will be appointed as President and elected as a member of the Board of Directors upon the completion of certain post-closing events specified in the SPA and the resignations of Michael S. Williams as an officer and a director. See "Executive Compensation."

FACTORS AFFECTING FUTURE PERFORMANCE

     The factors affecting our future performance changed dramatically as a result of the Asset Disposition. Rather than an operating business, our business is to acquire a company that will have experienced management and opportunities for growth. Although there is no assurance, we believe we can successfully complete an acquisition or merger, which will enable us to continue as a going concern. Any acquisition or merger most likely be dilutive to our existing stockholders.

Our majority stockholder has the ability to effectively control substantially
-----------------------------------------------------------------------------
all actions taken by stockholders.
----------------------------------

     Upon closing the Capital Restructuring Transactions, resulting in a change of control, KRM owns 7,445,000 shares or 89.6% of our issued and outstanding common stock. Accordingly, KRM can effectively control substantially all actions taken by Company stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage acquisition bids for the Company and limit the amount certain investors may be willing to pay for shares of common stock.

We have a history of losses and anticipate future losses.
---------------------------------------------------------

     For the years ended March 31, 2004 and 2003, we had no revenues, sustained net losses attributable to operations of $149,332 and $392,828, respectively, and had an accumulated deficit of $797,267 at March 31, 2004. Future losses are likely to occur. Our independent auditors have noted that these, among other factors, raise substantial doubt about our ability to continue as a going concern. Consistent with our business plan, we plan to acquire an entity with experienced management and opportunities for growth in exchange for our securities and is dependent on a successful merger with a profitable company. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

     We intend to pursue the acquisition of an operating business.
------------------------------------------------------------------

     Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

Scarcity of, and competition for business opportunities and combinations.
------------------------------------------------------------------------------

     We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

We have not executed any formal agreement for a business combination or other
-----------------------------------------------------------------------------
transaction and have established no standards for business combinations.
------------------------------------------------------------------------

     We have not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable, if at all. We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Reduction of percentage share ownership following business combination and
--------------------------------------------------------------------------
dilution to stockholders.
-------------------------

     Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to stockholders of such private company. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held our stockholders, including additional significant reverse stock splits.

Our success is dependent upon our ability to raise additional capital and there
-------------------------------------------------------------------------------
are no assurances we will find additional capital resources.
------------------------------------------------------------

     Since inception, we have funded operations with debt and equity capital. Raising additional capital, through debt or equity, may be necessary in the short-term because we have no ability to generate revenues. If we are successful in acquiring an operating business, the operation of such business could require significant additional capital. There can be no assurance that sources of capital will be available on satisfactory terms or at all. Without additional capital, we may not be able to fully implement our acquisition strategy. No assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs. If adequate capital can not be obtained or obtained on satisfactory terms, our operations could be negatively impacted.

The price of our common stock is highly volatile.
-------------------------------------------------

     Our stock is currently traded on the OTC Bulletin Board. Our stock is subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

We do not anticipate paying cash dividends on our common stock.
---------------------------------------------------------------

     We do not anticipate paying any cash dividends on our common stock in the foreseeable future.


                        ITEM 2. DESCRIPTION OF PROPERTY

     Prior to the Asset Disposition, Dyna-Cam leased a 6,000 square foot facility adjacent to the Torrance Airport in Torrance, California, near Los Angeles on a month-to-month basis. From June 30, 2003 until May 4, 2004, we operated from Aztore 's offices in Phoenix, Arizona. Aztore did not charge rent or overhead for our use of their facility. On May 4, 2004, our offices were relocated to office space supplied by our Secretary at 936A Beachland Blvd, Suite 13, Vero Beach, Florida 32963. This space is being provided on a rent-free basis, and it is anticipated that this arrangement will remain until such time as the Company consummates a merger or acquisition. We believe this arrangement will meet our needs for the foreseeable future.


                            ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any pending legal proceeding.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 2, 2004, a special meeting of our stockholders was held in Phoenix, Arizona. The special meeting was called to seek stockholder approval of the Reverse Split and a name change to Chiste Corporation. On March 10, 2004, the record date for the determination of the stockholders entitled to receive notice of and to vote at this special meeting, 42,576,085 shares of common stock (pre-reverse split basis) were outstanding and eligible to vote. A quorum was present at the special meeting. The following table sets forth the results of the voting on these proposals:


                                     (Shares presented on a pre-reverse split basis)
     Proposal                        For            Against        Withheld

Reverse Split                        35,181,852     813,708        7,181

Name change                          35,405,551     206,009        391,181

                                     ------
                                     PART II
                                     -------

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock was approved for trading on September 21, 2001 on the OTC Bulletin Board under the symbol "DYCE." Following is the range of the high and low bid information since for fiscal 2004 and 2003. This information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. All prices set forth in the table below reflect the Reverse Split as described in Item 1. Description of Business.

     Quarter   Fiscal 2004     Fiscal 2003
First          $1.00 - $2.00   $1.50 - $1.50
Second         $1.00 - $4.50   $1.00 - $1.00
Third          $2.50 - $4.50   $.50 - $.50
Fourth         $2.00 - $4.00   $.50 - $2.50

     Effective May 14, 2004, our common stock commenced trading under the symbol "CSTC" to reflect our name change to Chiste Corporation.

     At May 25, 2004, approximately 235 stockholders of record and approximately 115 beneficial owners held shares of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. Our transfer and warrant agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO 80401. Computershare's telephone number is (303) 262-0600.

Dividends
---------

     Under Nevada law, dividends may only be paid out of net profits. Holders of our common stock are entitled to receive dividends only as declared by our Board of Directors. We have never declared or paid any dividends. We do not intend to pay dividends in the foreseeable future.

Penny Stock Regulation
----------------------

     Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

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

Sale of Unregistered Securities
-------------------------------

     During the fiscal year ended March 31, 2004, 111,292 shares of common stock were issued upon conversion of our Series A Preferred stock and the remaining shares authorized for this class were returned to undesignated status. During the fiscal year ended March 31, 2004, we issued 20,000 shares of common stock to a former director and 20,000 shares to our former President for services rendered to the Company.

     Subsequent to March 31, 2004, we sold 800,000 shares of common stock to KRM for cash of $80,000. KRM had access to complete information concerning the Company.

     Subsequent to March 31, 2004, an unrelated third party who acquired a claim against the Company agreed to settle the claim for $24,500 and also agreed to automatically convert the claim into shares of our common stock at a per share price established by the SPA, if not more than $.10 per share. After the Capital Restructuring Transactions, this claim was converted into 245,000 shares of common stock. This party had access to complete information concerning the Company.

     The shares issued in these transactions did not involve a public offering and were issued in reliance upon the exemption from registration provided by section 4(2) of the Securities Act of 1933 (the "Act"). The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the Act or pursuant to an exemption from registration under the Act. There were no underwriters involved in the issuance of these shares.

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read together with our audited financial statements and notes for the fiscal year ended March 31, 2004 included under Item 7, which are presented beginning at page 18 in this Form 10-KSB.

Introduction and Background
---------------------------

     We were incorporated in Nevada in July 1999 as TSI Handling, Inc. ("TSIH"). Dyna-Cam Engine Corporation, our predecessor, was originally incorporated in California in 1993 ("DCEC California"). Effective March 31, 2000, TSIH acquired all of the assets of DCEC California and shortly thereafter we changed our name to Dyna-Cam Engine Corporation. On June 30, 2003, we disposed of all the Dyna-Cam operating assets. See "Asset Disposition and Related Transactions" under Item 1. Description of Business in this Form 10-KSB.

     Since the Asset Disposition, our objective has been to acquire a company that will have experienced management and opportunities for growth. There is no assurance that a transaction will be completed. To further this business plan and as a requirement of the Asset Disposition, on April 2, 2004, at a special meeting our stockholders voted to change our name to Chiste Corporation (hereinafter the "Company"). In addition, our stockholders approved a 1-for-50 reverse stock split of the common shares outstanding. See "Reverse Split" under
Item 1. Description of Business in this Form 10-KSB.

     On May 3, 2004, we entered into an agreement to settle all amounts due to our senior secured lender and majority stockholder, Aztore Holdings, Inc. ("Aztore"), by issuing Aztore a new secured note for $664,500 (the "New Secured Note"). This agreement also released the Company from all future amounts due Aztore, which Aztore has earned or may earn, including investment banking fees, warrant exercise fees and any other fees and reimbursements under its Advisory Agreement. On May 4, 2004, pursuant to a Securities Purchase Agreement ("SPA"), we sold to Keating Reverse Merger Fund, LLC ("KRM") an aggregate of 800,000 shares of our common stock at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM purchased the New Secured Note from Aztore, which KRM immediately converted into 6,645,000 shares of our common stock. See "Capital Restructuring Transactions" under Item 1. Description of Business in this Form 10-KSB.

     The Capital Restructuring Transactions resulted in a change of control of the Company. After closing the Capital Restructuring Transactions, KRM owned 7,445,000 shares or 89.6% of our issued and outstanding common stock. Kevin R. Keating was appointed as our Secretary effective May 4, 2004. Mr. Keating is the father of Timothy J. Keating, the Managing Member of KRM. Kevin R. Keating has no ownership interest in KRM and exercises no control over KRM. Kevin R. Keating will be appointed as our President and elected as a member of our Board of Directors upon the completion of certain post-closing events specified in the SPA. We have moved our offices to 936A Beachland Blvd., Suite 13, Vero Beach, FL 32963 in connection with the Capital Restructuring Transactions.

Plan of Operations
------------------

     Our plan of operations is to acquire a company that will have experienced management and opportunities for growth in exchange for our securities. There is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Liquidity and Capital Resources
-------------------------------

     From inception through March 31, 2004, we have been a development stage company. Effective June 30, 2003, we disposed of all the Dyna-Cam operating assets and since that date, our objective has been to acquire a new business opportunity. Financing in the past has been from equity and debt placements. As of March 31, 2004, cash and cash equivalents were only $108.

     On May 4, 2004, pursuant to the SPA discussed previously, we sold to KRM 800,000 shares of our common stock at a price of $0.10 per share for a total purchase price of $80,000. As of May 25, 2004, the date of this Form 10-KSB filing, cash and cash equivalents were $65,000 and we have no remaining debt or operating liabilities. Pursuant to the SPA, we will pay $15,000 for accounting, audit, legal and filing fees in connection with this Form 10-KSB which as of this date has not yet been billed.

     We believe our remaining cash will be sufficient to execute our plan of operations, which is to acquire a company that will have experienced management and opportunities for growth in exchange for our securities. If necessary, KRM has agreed to provide continuous support to enable us to satisfy any working capital requirements until we complete an acquisition. Without outside funding, we are totally dependant upon our major stockholder.

Critical Accounting Policies and Estimates
------------------------------------------

     Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. In addition, Financial Reporting Release No. 61, recently released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Our summary of significant accounting policies are described in Note 2 to the Financial Statements. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that the Company intends to acquire another operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

Off-balance sheet arrangements, contractual obligations and commercial
----------------------------------------------------------------------
commitments
-----------

     We have no off-balance sheet arrangements, contractual obligations and commercial commitments.

Factors Affecting Future Performance
------------------------------------

     The factors affecting our future performance changed dramatically as a result of the Asset Disposition. Our business is to acquire a company that will have experienced management and opportunities for growth. Although there is no assurance, we believe we can successfully complete an acquisition or merger, which will enable us to continue as a going concern. See "Factors Affecting Future Performance" under Item 1. Description of Business in this Form 10-KSB.

                          ITEM 7. FINANCIAL STATEMENTS


Report of Independent Public Accountants                                  18

Balance Sheet as of March 31, 2004                                        19

Statements of Operations for the fiscal years ended March 31, 2004
     and 2003                                                             20

Statements of Stockholders' Equity (Deficit) for the fiscal  years
     ended March 31, 2004 and 2003                                        21

Statements of Cash Flows for the fiscal years ended March 31, 2004
     and 2003                                                             23

Notes to the Financial Statements                                         27

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------


To the Stockholders and the Board of Directors of Chiste Corporation, f/k/a Dyna-Cam Engine Corporation

     We have audited the accompanying balance sheet of Chiste Corporation, f/k/a Dyna-Cam Engine Corporation, a development stage company, as of March 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chiste Corporation, f/k/a Dyna-Cam Engine Corporation as of March 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception. Subsequent to March 31, 2004, the Company received an investment of $80,000 from an outside investment group that took over operating control of the Company. However, the lack of a formal plan to implement new business operations and the uncertainty of future funding raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



  /S/ Epstein, Weber, & Conover, PLC
EPSTEIN, WEBER & CONOVER, PLC
Scottsdale, Arizona
May 20, 2004

                               CHISTE CORPORATION
                               ------------------
                        F/K/A DYNA-CAM ENGINE CORPORATION
                        ---------------------------------

                                  BALANCE SHEET
                                  -------------
                          (A DEVELOPMENT STAGE COMPANY)
                                 March 31, 2004


                                                           ASSETS

Current assets:
Cash and cash equivalents                                                                                       $       108
Total current assets                                                                                                    108

                                                                                                                $       108

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                                                                                $    60,465
Secured notes payable to related party                                                                              715,856
Other current liabilities                                                                                            21,054
Total and total current liabilities                                                                                 797,375
                                                                                                                ------------

Stockholders' deficit:

Preferred stock - undesignated; $.001 par value, authorized 8,552,801 shares, no shares issued and outstanding            -

Common stock; $.001 par value, authorized 65,000,000 shares, 867,324 shares issued and outstanding                      867
Additional paid-in-capital                                                                                        2,027,974
Accumulated deficit                                                                                              (2,826,108)
Total stockholders' deficit                                                                                        (797,267)
                                                                                                                ------------
                                                                                                                $       108
                                                                                                                ------------


       The accompanying notes are an integral part of this balance sheet.

                               CHISTE CORPORATION
                               ------------------
                        F/K/A DYNA-CAM ENGINE CORPORATION
                        ---------------------------------

                            STATEMENTS OF OPERATIONS
                          (A DEVELOPMENT STAGE COMPANY)

                                              For the     For the     Inception
                                              fiscal year fiscal year to March
                                              ended March ended March 31, 2004
                                              31, 2004    31, 2003    (unaudited)
                                              ----------- ----------- -----------
REVENUES:                                     $       -   $       -   $         -

OPERATING EXPENSES:
Research and development                         15,000      62,341       750,636
General and administrative                       31,280     108,958     1,331,697
Legal and professional fees                      90,997     168,026       867,010
Depreciation and amortization                    12,055      53,503       397,398
Total operating expenses                        149,332     392,828     3,346,741
                                              ----------

LOSS FROM OPERATIONS                           (149,332)   (392,828)   (3,346,741)

OTHER INCOME (EXPENSE):
Interest expense                                (77,378)   (143,368)     (816,551)
Interest income                                       -           -        19,157
Grant income                                          -           -       442,295
Gain on asset disposition                       681,129           -       681,129
Gain on settlement of debt                      106,276           -       295,955
Other                                                 -     (45,634)     (101,352)
Total other income (expense)                    710,027    (189,002)      520,633
                                              ----------  ----------  ------------
NET INCOME (LOSS)                             $ 560,695   $(581,830)  $(2,826,108)
                                              ----------  ----------  ------------

NET INCOME (LOSS) PER
  COMMON SHARE:
Basic                                         $    0.68   $   (1.01)  $     (4.31)
Diluted                                       $    0.66   $   (1.01)  $     (4.31)
                                              ==========  ==========  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                           830,019     716,032       656,243
Diluted                                         852,449     716,032       656,243
                                              ==========  ==========  ============


The accompanying notes are an integral part of these financial statements.

                               CHISTE CORPORATION
                               ------------------
                        F/K/A DYNA-CAM ENGINE CORPORATION
                        ---------------------------------

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          (A DEVELOPMENT STAGE COMPANY)
               For the fiscal years ended March 31, 2004 and 2003

                                                                                                                      Total
                                                                                                                      stock-
                                                      Series A                               Additional     Accum-    holders'
                                                    Preferred Stock      Common Stock          paid-in      -ulated   equity
                                                    Shares      Amount    Shares    Amount       Capital    deficit   (deficit)
December 17, 1993 (date of inception), initial
     Capitalization                                         -   $       -  600,000  $   600     $  26,682     $------ $  27,282

Shares issued under Reg. A Offering                         -           -    1,700        2        94,998           -    95,000
Shares issued for cash                                      -           -   30,145       30       314,970           -   315,000
Shares issued for services rendered                         -           -   54,433       54        18,446           -    18,500
Shares issued under Private Placement                       -           -    3,058        3       168,397           -   168,400
Shares issued to principals for guarantees
     and pledge of collateral                               -           -  204,449      204        68,733           -    68,937
Shares issued to principals to settle
     compensation claims                                    -           -  159,016      159        52,341           -    52,500
Shares issued for Bridge Loan commitment
     and origination fee                                    -           -   74,213       74        24,426           -    24,500
Preferred stock issued to settle debt                 227,600     227,600        -        -        24,725           -   252,325
Recapitalization as a result of the acquisition of
DCEC California                                             -           - (410,982)    (410)          410           -         -
Preferred stock issued for cash                     1,150,000   1,150,000        -        -      (218,202)          -   931,798
Preferred stock issued for services rendered            9,599       9,599        -        -             -           -     9,599
Preferred stock issued as funding commitment fee       60,000      60,000        -        -             -           -    60,000
Net loss                                                    -           -        -        -             -  (2,804,973)(2,804,973)
                                                  -----------  ----------   -------  ------      --------  ----------- ---------
Balance, March 31, 2002                             1,447,199   1,447,199   716,032     716       575,926  (2,804,973)  (781,132)

Net loss                                                    -           -         -       -             -    (581,830)  (581,830)
                                                  -----------   ---------   -------  ------     ---------  ---------- ----------
Balance, March 31, 2003                             1,447,199   1,447,199   716,032     716       575,926  (3,386,803)(1,362,962)

Shares issued upon conversion of Preferred stock   (1,447,199) (1,447,199)  111,292     111     1,447,088           -          -
Shares issued for services rendered                         -           -    40,000      40         4,960           -      5,000
Net income                                                  -           -         -       -             -     560,695     560,695
Balance, March 31, 2004                                     -   $--------   867,324  $  867    $2,027,974 $(2,826,108) $ (797,267)


   The accompanying notes are an integral part to these financial statements.

                               CHISTE CORPORATION
                               ------------------
                        F/K/A DYNA-CAM ENGINE CORPORATION

                            STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)

                                                                              For the     For the     Inception
                                                                              fiscal year fiscal year to March
                                                                              ended March ended March 31, 2004
                                                                              31, 2004    31, 2003    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $ 560,695   $(581,830)  $(2,826,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt                                                     (106,276)          -      (295,955)
Gain on sale of airplane                                                              -           -       (18,152)
Gain on disposition of assets                                                  (681,129)          -      (681,129)
Loss on disposition of assets                                                         -      45,101        45,101
Depreciation and amortization                                                    12,055      53,503       397,398

Common stock issued for guarantees and pledge of collateral                           -           -        68,937

Common stock issued for services rendered                                         5,000           -        23,500

Common stock issued to settle compensation claims                                     -           -        52,500
Amortization of deferred financing costs                                              -           -        24,500

Preferred stock issued for services rendered                                          -           -         9,599

Preferred stock issued as funding commitment fee                                      -           -        60,000

Secured notes issued for services rendered                                       59,374      10,000       138,374
Secured notes issued for interest                                                37,624      37,624
Changes in assets and liabilities:-
Increase in inventory                                                                 -           -      (179,787)

Increase in prepaid expenses and deposits                                             -         533             -
Increase in accounts payable                                                     14,993      66,707       149,078
Increase in due to related party                                                      -     201,577       474,544
Increase in interest payable                                                     39,698      49,278        94,496

Increase (decrease) in accrued compensation                                     (20,000)    120,000       184,564
Increase in customer deposits                                                         -           -        23,000
Net cash used in operating activities                                           (77,966)    (35,131)   (2,217,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of machinery and equipment                                                   -           -      (470,035)
Proceeds from sale of airplane                                                        -           -        87,000
Net cash used in investing activities                                                 -           -      (383,035)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of preferred stock, net of placement fees                                    -           -       931,798
Issuance of common stock                                                              -           -       605,682
Borrowings under secured line of credit                                          75,015      20,400       440,415
Borrowings on notes payable                                                       2,800      12,600     1,147,637
Repayments on notes payable                                                           -           -      (431,040)
Proceeds from Bridge Loan                                                             -           -       350,000
Payments on Bridge Loan                                                               -           -      (350,000)
Principal repayments on capital leases                                                -           -       (93,433)

Net cash provided by financing activities                                        77,815      33,000     2,601,059

NET (DECREASE) INCREASE IN CASH                                                    (151)     (2,131)          108
CASH, beginning of period                                                           259       2,390             -
CASH, end of period                                                           $     108    $    259   $       108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                        $       -    $      -   $    48,960

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Preferred stock issued as funding commitment fee                              $       -    $      -   $    60,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     (continued):

Preferred stock issued upon conversion of debt and related accrued interest   $       -    $      -   $   252,325

Machinery and equipment acquired under capitalized leases                     $       -    $      -   $   172,314

Common stock issued for bridge loan commitment and origination fee            $       -    $      -   $    68,937

Common stock issued for services rendered                                     $   5,000    $      -   $     23,500

Common stock issued to settle compensation claims                             $       -    $      -   $     52,500

Preferred stock issued for services rendered                                  $       -    $      -   $      9,599

Secured notes issued for services rendered                                    $  59,374    $ 10,000   $    138,374


Secured note payable issued for accounts payable                              $       -    $ 70,683   $     70,683

Secured notes issued for accrued interest                                     $  37,624    $      -   $     37,624

Preferred stock converted into common stock                                  $1,447,199    $      -   $  1,447,199

Asset disposition transactions (see Note 3)
Disposition of operating assets                                              $ (291,382)   $      -   $   (291,382)
Liabilities assumed by Aero Marine                                              401,411           -        401,411
Secured debt settled                                                            571,100           -        571,100
Resultant gain on disposition of assets                                        (681,129)          -       (681,129)
                                                                             ----------     --------  ------------
Secured notes issued for debt, accrued interest and other liabilities        $  566,488    $      -   $    566,488

   The accompanying notes are an integral part of these financial statements.

                               CHISTE CORPORATION
                               ------------------
                        F/K/A DYNA-CAM ENGINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2004


(1)  ORGANIZATION AND OPERATIONS

     HISTORY AND CURRENT OPERATIONS

Chiste Corporation, f/k/a Dyna-Cam Engine Corporation (the "Company") was incorporated in Nevada in July 1999. In 2000, the Company changed its name to Dyna-Cam Engine Corporation to pursue a new business. There was insufficient funding to implement this business plan and, effective June 30, 2003, after defaults and proper notifications, the Company's largest and senior secured lender, Aztore Holdings, Inc. ("Aztore "), acted to dispose of the Company's operating assets pursuant to its rights as a lender and Article 9 of the Uniform Commercial Code (the "Asset Disposition"). The Asset Disposition did not satisfy all of Aztore 's secured liabilities (see Note 3).

At a special meeting of stockholders held on April 2, 2004, the stockholders ratified changing the Company's name to Chiste Corporation. In addition, stockholders approved a 1-for-50 reverse stock split of the common shares outstanding with no impact on the number of authorized shares, the par value, or the common stock warrants outstanding. All share amounts in the accompanying financial statements and notes to the financial statements have been restated to give retroactive effect to the reverse stock split (see Note 12).

The Company' objective is to acquire a company that will have experienced management and opportunities for growth. There is no assurance that a transaction will be completed. Because the Company has no current operations or assets and significant remaining liabilities at March 31, 2004, it is highly likely that any acquisition or merger will significantly dilute current stockholders' ownership.

     SUBSEQUENT EVENT - CAPITAL RESTRUCTURING TRANSACTIONS (NOTE 11)

On May 3, 2004, Aztore and the Company agreed to settle certain secured notes due Aztore, as well as all other amounts due Aztore, which Aztore has earned or may earn under its Advisory Agreement, by issuing Aztore a new secured note (the "New Secured Note"). On May 4, 2004, pursuant to a Securities Purchase Agreement ("SPA"), the Company sold to Keating Reverse Merger Fund, LLC ("KRM") an aggregate of 800,000 shares of its common stock at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM purchased the New Secured Note from Aztore, which KRM immediately converted into 6,645,000 shares of common stock (collectively, the "Capital Restructuring Transactions") (see Notes 4 and 11).

The Capital Restructuring Transactions resulted in a change of control of the Company. After closing the Capital Restructuring Transactions, KRM owned 7,445,000 shares or 89.6% of the Company's issued and outstanding common stock. Kevin R. Keating was appointed as the Company's Secretary effective May 4, 2004. Mr. Keating is the father of Timothy J. Keating, the Managing Member of KRM. Kevin R. Keating has no ownership interest in KRM and exercises no control over KRM. Kevin R. Keating will be appointed as President and elected as a member of the Board of Directors upon the completion of certain post-closing events specified in the SPA and Mr. Williams' resignations (see Note 11).

The Company has moved its principal offices to 936A Beachland Blvd., Suite 13, Vero Beach, FL 32963.

GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended March 31, 2004 and 2003, the Company had no revenues, had losses from operations of $149,332 and $392,828, respectively, and had an accumulated deficit of $797,267 at March 31, 2004. The Capital Restructuring Transactions provided that any remaining liabilities were either paid at closing, converted into shares of common stock, or assumed by Aztore. Therefore, the Company is no longer in default on any obligations. Although the Company's financial problems were addressed by the Capital Restructuring Transactions, the lack of a formal plan to implement new business operations and the uncertainty of future funding raises substantial doubt about the Company's ability to continue as a going concern.

Consistent with its business plan, management plans to acquire a company that will have experienced management and opportunities for growth. Management believes it can successfully complete an acquisition that will enable the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

(2)  SIGNIFICANT ACCOUNTING POLICIES

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

     STOCK BASED COMPENSATION

The Company applies the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and provides the pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied. In accordance with APB No. 25, compensation expense is recorded on the date an option is granted only if the current market price of the underlying stock exceeds the exercise price (see Note 7).

     NET INCOME (LOSS) PER COMMON SHARE

The Company has adopted SFAS No. 128, Earnings per Share, which supersedes APB No. 15. Basic EPS differs from primary EPS calculation in that basic EPS does not include any potentially dilutive securities. Diluted EPS must be disclosed regardless of the dilutive impact to basic EPS. Common stock warrants (see Note
8), exercisable into 1,600,000 shares of common stock, were considered in the calculation of diluted EPS for the year ended March 31, 2004.however there were no Series A Preferred stock or stock options outstanding at March 31, 2004 that would impact diluted EPS. The outstanding Series A Preferred stock, stock options and common stock warrants at March 31, 2003 were not considered in the calculation of diluted EPS for the year ended March 31, 2003 because the effect of its inclusion would be antidilutive. There were no dividends declared on the Series A Preferred stock for the year ended March 31, 2003. Warrants to purchase 800,000 shares of the Company's common stock were included in the diluted earnings per share calculation using treasury stock method for the year ended March 31, 2004.

The following table presents the computation of basic and diluted loss per share from continuing operations for the fiscal years ended March 31:

                                         Loss        Shares     Per share
                                         ----        ------     ---------
2004
Net income                               $ 560,695
Preferred stock dividend                       N/A
Income available to common stockholders  $ 560,695
                                          --------
Basic EPS                                $ 560,695     830,019  $ 0.68
Effect of dilutive securities                    -      22,430
Diluted EPS                              $ 560,695     852,449  $ 0.66

2003
Net loss                                 $(581,830)
Preferred stock dividend                  (144,720)
Loss available to common stockholders    $(726,550)
                                         ----------
Basic loss per share                     $(726,550)    716,032  $(1.01)
Effect of dilutive securities            N/A                 -
Diluted loss per share                   $(726,550)    716,032  $(1.01)


     INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that such portion of the deferred tax asset will not be realized. The Capital Restructuring Transactions subsequent to March 31, 2004 have impaired the Company's ability to utilize the remaining deferred income tax asset related to net operating loss carryforwards due to limitations imposed by Section 382 of the Internal Revenue Code (see Note 9).

     FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash, and obligations under accounts payable, accrued expenses and notes payable. The carrying amount of cash, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The fair value of notes payable was not determined because they are related party in nature. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

     NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments with a mandatory redemption feature. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a significant impact on the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN No. 45 did not have a significant impact on the Company's financial statements.

(3)  ASSET DISPOSITION AND RELATED TRANSACTIONS

At March 31, 2003, the Company had defaulted on substantially all its indebtedness, including obligations due to Aztore. The obligation due to Aztore was secured by a lien on all of the Company's operating assets (the "Assets"). On April 23, 2003, Aztore notified the required creditors of its intent to liquidate the Assets. Pursuant to this notification, Aztore acted to dispose of the Assets effective June 30, 2003 and entered into to a Disposition of Collateral and Settlement Agreement (the "Disposition Agreement") with the Company and the purchaser of the Assets, Aero Marine Engine Corp. (the "Purchaser").

The Asset Disposition was based upon defaults in payment of the Company's obligations to Aztore and Article 9 of the Uniform Commercial Code. The total consideration paid for the Assets was $972,511, in the form of cash, shares of common stock of the Purchaser, and the Purchaser's assumption of certain liabilities and debt. The portion of the purchase price received in cash, $565,500, was paid to Aztore and two other secured creditors. Aztore received $438,160 in cash, a $20,500 certificate of deposit, plus shares of common stock of the Purchaser valued at $5,600.

A pro forma balance sheet as of June 30, 2003, the effective date of the Asset Disposition, is presented below to show the disposition of the Assets and application of the total consideration paid for the Assets:

                                          Prior to     Asset         Pro Forma
                                          Asset        Disposition   After Asset
                                          Disposition  Transactions  Dispositon
ASSETS
Cash                                      $       65   $       -     $     65
Inventory                                    179,787    (179,787)           -
Machinery and equipment, net                 111,595    (111,595)           -
Patents and intellectual property rights           -                        -
                                             291,447    (291,382)          65
                                          -----------  ----------    --------
LIABILITIES
Accounts payable                              60,161      (4,409)      55,752
Secured notes payable to related party       499,260    (464,260)      35,000
Secured notes payable - other                108,667    (106,840)       1,827
Liabilities to related parties               628,202      (1,702)     626,500
Short-term borrowings                         44,142     (37,300)       6,842
Other current liabilities                    429,896    (358,000)      71,896
                                          $1,770,328    (972,511)    $797,817
                                          -----------                --------

GAIN ON ASSET DISPOSITION                              $(681,129)


At the date of the Asset Disposition, Patricia J. Wilks and Dennis C. Palmer, former officers and directors and the then major stockholders of the Company, held an aggregate of approximately 2% of the outstanding equity of the Purchaser. Ms. Wilks and Mr. Palmer executed general releases as part of the Asset Disposition and sold all of their ownership interests in the Company, both direct and indirect, to Aztore. The purchase of these shares gave Aztore controlling ownership as of July 1, 2003. The Company had no funds and agreed that Aztore could proceed with these stock purchase transactions.

     RETENTION AND SETTLEMENT AGREEMENT

Prior to the Asset Disposition, the Company had entered into a Retention and Settlement Agreement with Jack E. Dahl, the Company's then President, pursuant to which Mr. Dahl would be paid a cash fee of $50,000, plus 20,000 shares of common stock, in complete settlement of any claim on the Company's books at that time, upon a major fundraising or a sale of the Company's assets or business. Upon the Asset Disposition, Mr. Dahl's was paid the cash fee and stock grant. Mr. Dahl resigned as an officer and director of the Company on July 2, 2003.

     OTHER TRANSACTIONS RELATED TO THE ASSET DISPOSITION

An Existing Shareholder Rights Agreement, wherein certain stockholders were granted anti-dilution and certain other rights, was terminated effective June 30, 2003 as a result of the Asset Disposition. Immediately following the Asset Disposition, Aztore reinstated and amended its secured line of credit (see Note
4). As part of the Asset Disposition, all stock options issued under the Company's Equity Incentive Plan were terminated by mutual agreements and settlements (see Note 7).

(4)  SECURED NOTES PAYABLE

Immediately following the Asset Disposition, Aztore reinstated and amended its secured line of credit ("LOC"), which had been in default, reducing the amount of the LOC to $250,000. On August 30, 2003 Aztore agreed to further amend the LOC to increase the LOC to $800,000 and extend the maturity to March 31, 2006 (collectively, the "Amended LOC Agreement"). In its sole discretion, Aztore may advance funds under the Amended LOC Agreement, if necessary, to settle remaining unpaid unsecured creditor claims and to pay ongoing operating liabilities. The Company and Aztore agreed to lower the interest rate from 18% to 10% per annum on the secured notes issued under the Amended LOC Agreement ("Secured Notes"). In addition, Aztore waived its monthly consulting fees due under its Advisory Agreement retroactive to July 1, 2003.

As partial consideration for the Amended LOC Agreement, Aztore received the option, in its sole discretion, to convert all or a portion of the Secured Notes into shares of common stock. The conversion price was not established but was contingent on a completed third party transaction, if the Company received more than $50,000 in cash or in kind. Interest expense related to the all obligations due to Aztore and Secured Notes under the Amended LOC Agreement was $76,695 and $92,102 for years ended March 31, 2004 and 2003, respectively.

On May 3, 2004, as an inducement to KRM to enter into the SPA, Aztore and the Company agreed to settle the aggregate of $725,925 of Secured Notes due Aztore under the Amended LOC Agreement, including $44,918 of accrued interest, by issuing Aztore a New Secured Note for $664,500. This Settlement Agreement also released the Company from all future amounts due Aztore, which Aztore has earned or may earn, including investment banking fees, warrant exercise fees and any other fees and reimbursements under its Advisory Agreement. On May 4, 2004, pursuant to the SPA, Aztore sold the New Secured Note to KRM, which KRM immediately converted into 6,645,000 shares of common stock in accordance with the contingent conversion rights of the Amended LOC Agreement (see Note 11).

(5)  OTHER LIABILITIES

Other liabilities at March 31, 2004 represent a judgment against the Company obtained by a former lessor. Subsequent to March 31, 2004, an unrelated third party notified the Company that it acquired the judgment effective as of March 31, 2004. This party and the Company agreed to settle the judgment for $24,500 and convert the amount into common stock (see Note 12).

(6)  STOCKHOLDERS' EQUITY

     REVERSE STOCK SPLIT

At a special meeting of stockholders held on April 2, 2004, the stockholders approved a 1-for-50 reverse stock split of the common shares outstanding. This reverse stock split had no impact on the number of authorized shares, the par value, or the common stock warrants outstanding. All share amounts in the accompanying financial statements and notes to the financial statements have been restated to give retroactive effect to the reverse stock split (see Note
12).

     AUTHORIZED CAPITAL

The Company's authorized capital consists of 65,000,000 shares of common stock, par value $.001 per share. The Company's Board of Directors has the power to issue any or all of the authorized but unissued shares of common stock without stockholder approval. As part of the Capital Restructuring Transactions (see
Note 11), the Company issued 7,445,000 shares of its common stock subsequent to March 31, 2004. The Company will, in all likelihood, issue a substantial number of additional shares in connection with an acquisition or merger transaction. To the extent that additional shares of common stock are issued, further dilution to the interests of the Company's stockholders will occur.

The Company's Board of Directors is empowered, without stockholder approve, to issue up to 8,552,801 shares of preferred stock, par value $.001 per share, undesignated as to other attributes ("Preferred Stock"). In its sole discretion, the Board of Directors may divide the Preferred Stock into series, and fix and determine the dividend rate, designations, preferences, privileges, conversion rates and ratify the powers and determine the restrictions and qualifications of the Preferred Stock, any of which could adversely affect the voting power or other rights of the holders of the Company's common stock. The Board of Directors had previously issued 1,447,199 shares of Preferred Stock as Series A Preferred stock. During the year ended March 31, 2004, the Series A Preferred stock was converted into 111,292 shares of common stock and the entire class of Series A Preferred stock was retired.

     COMMON STOCK TRANSACTIONS

During the year ended March 31, 2004, 111,292 shares of common stock were issued upon conversion of the Series A Preferred stock. During the year ended March 31, 2004, the Company issued 20,000 shares of common stock to a former director and 20,000 shares to our former President for services rendered to the Company. There were no equity transactions during the year ended March 31, 2003.

(7)  STOCK OPTIONS

The Company has approved an Equity Incentive Plan for the Company's directors, officers, key employees and consultants covering 120,000 shares of Company common stock (the "EIP.") Options granted under the EIP may be either "incentive stock options," as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options," subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to an optionee who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors and must be exercised within ten years of the date of grant. The EIP expires June 14, 2009.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and continues to account for stock based compensation using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for the stock options granted to employees. There is no pro forma effect on the Company's net income (loss) and income (loss) per share amounts for the years ended March 31, 2004 and 2003, respectively, had compensation cost for the stock options been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123.

Under the provisions of SFAS No. 123, there were no vested options for the year ended March 31, 2004 used to determine net earnings and earnings per share under a pro forma basis. The fair value of each option grant is imputed using the minimum value method and is based on the most recent arm's-length stock issuance transaction. There were no stock options granted in the years ended March 31, 2004 and 2003. As part of the Asset Disposition, all stock options issued under the Company's EIP were terminated by mutual agreements and settlements effective June 30, 2003. A summary of stock option activity is shown in the following table:




                                                          Weighted Average
                                               Number     Exercise  price
                                               ------     ---------------
Options outstanding, March 31, 2002             90,000   $15.00
Granted                                              -
Exercised                                            -
Forfeited                                            -
Options outstanding, March 31, 2003             90,000   $15.00
Granted                                              -
Exercised                                            -
Forfeited                                      (90,000)  $15.00
Options outstanding, March 31, 2004                  -
                                               --------

Options available for grant at March 31, 2004  120,000

Options exercisable at March 31, 2004                -


(8)  COMMON STOCK WARRANTS

The Company has six series of common stock purchase warrants, with 400,000 warrants outstanding in each series. Each warrant provides for the purchase of one share of common stock. Each warrant is callable by the Company for a price of $.0001 per warrant at any time. The warrants outstanding at March 31, 2004 are as follows:



                                        A & B            C & D             E & F
                                      Warrants          Warrants          Warrants
                                      --------          --------          --------
Warrants outstanding, March 31, 2002         800,000         800,000         800,000
Granted                                            -               -               -
Exercised                                          -               -               -
Forfeited                                          -               -               -
Warrants outstanding, March 31, 2003         800,000         800,000         800,000
                                      --------------  --------------  --------------
Granted                                            -               -               -
Exercised                                          -               -               -
Forfeited                                          -               -               -
Warrants outstanding, March 31, 2004         800,000         800,000         800,000
                                      --------------  --------------  --------------

Exercise price                        $         2.00  $         4.00  $         6.00

Expiration date                       JUNE 30, 2004   JUNE 30, 2004   JUNE 30, 2004


The reverse stock split approved by stockholders on April 2, 2004 did not impact number or exercise price of the Company's outstanding warrants. The effect of this special treatment of the warrants was to lower the exercise price of each warrant and to increase the number of shares of common stock into which each warrant is exercisable. The warrants continue to be callable at anytime for $.0001 per warrant.

(9)  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no deferred tax liability at March 31, 2004. Deferred income tax assets totaling $1,084,000 at March 31, 2004 were offset by an equal valuation allowance. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to substantially the entire net deferred income tax asset. The valuation allowance decreased by $224,000 during the fiscal year ended March 31, 2004. The Company has federal and state net operating loss carryforwards of approximately $2,719,000 at March 31, 2004. The federal net operating loss carryforwards expire in 2010 through 2021 and state loss carryforwards expire in 2004 and 2005. The Company utilized net operating loss carryforwards of approximately $423,000 to offset income that would have otherwise been taxable in the year ended March 31, 2004.

Income taxes for years ended March 31 were as follows:

                                2004        2003
                                ----        ----
Current benefit               $ 237,411   $ 180,352
Deferred benefit (provision)   (237,411)   (180,352)
Net income tax provision      $       -   $       -


The following table presents the differences between the effective and statutory income tax rates for the year ended March 31:

                                  2004                  2003
                                  ----                  ----
                                             %                   %
Federal                        $ 190,636      34   $(197,880)  (34)
State                             33,642       6     (34,920)   (6)
Change in valuation allowance   (224,278)    (40)    232,320    40
Other                                  -   4,800           -
                               $       -       -   $       -     -


The Capital Restructuring Transactions subsequent to March 31, 2004 have impaired the Company's ability to recognize almost any of the Company's remaining deferred tax asset in the future due to limitations imposed by Section 382 of the Internal Revenue Code.

(10)  RELATED PARTY TRANSACTIONS

     AZTORE HOLDINGS, INC.

Aztore is a Phoenix, Arizona-based, investment and consulting company that holds various interests in companies and provides corporate restructuring and consulting services. Michael S. Williams and Lanny R. Lang, officers and directors of the Company, are also officers and directors of Aztore. As discussed in Note 3, the Company had defaulted on Secured Notes due Aztore. Pursuant to proper notices, Aztore acted to dispose of the Assets pursuant to its rights as a lender and Article 9 of the Uniform Commercial Code. The Asset Disposition was effective June 30, 2003. Aztore acquired controlling ownership of the Company as of July 1, 2003.

As discussed in Note 4, on May 3, 2004, Aztore and the Company agreed to settle the Secured Notes due Aztore under the Amended LOC Agreement by issuing Aztore a New Secured Note. The New Secured Note also settled and released the Company from all amounts due Aztore under its Advisory Agreement. On May 4, 2004, pursuant to the SPA, Aztore sold the New Secured Note to KRM, which KRM immediately converted into 6,645,000 shares of common stock.

After closing the Capital Restructuring Transactions, Aztore owned 599,693 shares of common stock, or 7.2% of the Company. Lanny R. Lang resigned as Chief Financial Officer, Secretary and Treasurer and as a member of the Board of Directors effective May 4, 2004. Michael S. Williams will resign as President and a member of the Board of Directors upon the completion of certain post-closing events specified in the SPA (see Note 11).

     KEATING REVERSE MERGER FUND, LLC

On May 4, 2004, pursuant to the SPA, the Company sold to KRM an aggregate of 800,000 shares of common stock at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM purchased the New Secured Note from Aztore, which KRM immediately converted into 6,645,000 shares of common stock. The Capital Restructuring Transactions resulted in a change of control of the Company. After closing the Capital Restructuring Transactions, KRM owned 7,445,000 shares or 89.6% of the Company's issued and outstanding common stock. (see Note 11).

(11)  SUBSEQUENT EVENT - CAPITAL RESTRUCTURING TRANSACTIONS

As discussed in Note 4, on May 3, 2004, the Company agreed to settle certain secured notes due Aztore, as well as all other amounts due Aztore, by issuing Aztore the New Secured Note. As another condition of this settlement, Aztore assumed other liabilities totaling $42,030 ("Other Liabilities") and agreed to indemnify and hold the Company harmless from claims, expenses and or liabilities relating to the Other Liabilities. As a result of this settlement, the Company will recognize a gain on settlement of debt of $103,455 for financial reporting purposes in the period subsequent to March 31, 2004.

On May 4, 2004, pursuant to the SPA, the Company sold to KRM an aggregate of 800,000 shares of common stock at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM purchased the New Secured Note from Aztore, which KRM immediately converted into 6,645,000 shares of common stock. Kevin R. Keating was appointed as the Company's Secretary effective May 4, 2004. Mr. Keating is the father of Timothy J. Keating, the Managing Member of KRM. Kevin R. Keating has no ownership interest in KRM and exercises no control over KRM. Kevin R. Keating will be appointed as President and elected as a member of the Board of Directors upon the completion of certain post-closing events specified in the SPA and Mr. Williams' resignations.

Under the SPA, the Company and/or its Board of Directors agreed to (i) file an Information Statement pursuant to Rule 14(f)(1) with the Securities and Exchange Commission; (ii) accept the resignation of Lanny R. Lang as Chief Financial Officer, Secretary and Treasurer and as a member of the Board of Directors effective May 4, 2004; (iii) immediately appoint Kevin R. Keating as the Company's Secretary effective May 4, 2004 and his successor upon the effectiveness of his resignation; (iv) accept the resignation of Michael S. Williams as our President to be effective upon the filing of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004; and (v) upon compliance with Rule 14(f)(1), appoint Kevin R. Keating as a member of the Company's Board of Directors and concurrently accept Mr. Williams' resignation from his position as a member of the Board of Directors.

A pro forma balance sheet of the Company is presented below to show the Capital Restructuring Transactions that occurred on May 3-4, 2004:

                                                                      Pro forma,
                                        Prior to the                  After the
                                        Capital        Capital        Capital
                                        Restructuring  Restructuring  Restructuring
                                        Transactions   Transactions   Transactions
ASSETS
Cash                                    $        -     $  80,000      $   80,000
                                        $        -        80,000      $   80,000
                                                                      ----------
LIABILITIES
Accounts payable                            57,030       (42,030)         15,000  (1)
Secured notes payable to related party     725,925      (725,925)              -
Other current liabilities                   24,500             -          24,500  (2)
                                        $  807,455      (767,955)     $   39,500
                                        -----------    ----------     ----------
EQUITY
Common stock                            $2,028,841       744,500      $2,773,341  (3)

GAIN ON SETTLEMENT OF DEBT                            $ (103,455)


     (1) The SPA provided that $15,000 of accounts payable be paid after closing the Capital Restructuring Transactions.

     (2) The holder of this claim agreed to convert the amount into 245,000 shares of common stock after closing of the SPA (see Note 12).

     (3) Prior to the Capital Restructuring Transaction, there were 867,324 shares of common stock outstanding. Under the SPA, 800,000 shares were sold to KRM and KRM converted the New Secured Note into 6,645,000 shares of common stock. After the Capital Restructuring Transactions, there were 8,312,324 shares outstanding.

(12)  OTHER SUBSEQUENT EVENTS

     REVERSE STOCK SPLIT

The board of directors unanimously approved a reverse stock split in which one share of common stock will be issued for each fifty shares previously outstanding (1-for-50), with no impact on the number of authorized shares, the par value, or the common stock warrants outstanding. On April 2, 2004, the stockholders ratified the reverse stock split. Stockholders holding less than 5,000 shares of common stock but more than 100 shares received 100 shares after the reverse stock split. Stockholders holding less than 100 shares of common stock were not affected by the reverse stock split. No fractional shares were issued; all fractional share amounts were rounded up to the nearest whole share. Management has no intention to take the Company private because of the reverse stock split or otherwise. All share amounts in the accompanying financial statements and notes to the financial statements have been restated to give retroactive effect to the reverse stock split.

     RELOCATION OF CORPORATE OFFICE

     Concurrently with closing the Capital Restructuring Transactions, the Company moved its principal offices to 936A Beachland Blvd., Suite 13, Vero Beach, FL 32963.

     ISSUANCE OF SHARES UPON CONVERSION OF DEBT

As discussed in Note 5, a former lessor obtained a judgment against the Company which, together with additional interest related to this judgment, totaled $21,054 at March 31, 2004. Subsequent to March 31, 2004, an unrelated third party notified the Company that it acquired the judgment effective as of March 31, 2004. On April 28, 2004, the Company and this party agreed to settle the judgment for $24,500 and the holder agreed to automatically convert the judgment into shares of the Company stock at per share price established by the SPA, if not more than $.10 per share. After the Capital Restructuring Transactions, this claim was converted into 245,000 shares of common stock.

     PLAN OF OPERATIONS

The Company' plan of operations is to acquire a company that will have experienced management and opportunities for growth in exchange for its securities. There is no assurance that a transaction will be completed. Any merger or acquisition completed by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's current stockholders.



    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     We have not changed or had any disagreements with our independent auditor.

                        ITEM 8A. CONTROLS AND PROCEDURES

     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls (as defined in Exchange Act Rules 13a-14(c)) ("Controls") as of March 31, 2004 (the "Evaluation Date"). The evaluation was supervised by Michael S. Williams, our Chief Executive Officer and Principal Accounting Officer, to test the effectiveness of Controls. Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported with in the time periods as required. Controls are also designed to reasonably assure that such information is accumulated and communicated to our management.

Management does not expect that the Controls will prevent all errors. No matter how well designed, Controls can not provide absolute assurance that the system's objectives will be met. Due to resource constraints, the design of Controls must be considered relative to their costs. No evaluation can provide absolute assurance that all of the Company's control issues will be detected and corrected. Controls can be circumvented by individual acts, by collusion of two or more people or by override of the controls. We have had only limited operations as of the Evaluation Date and the Controls in place at that time may be inadequate for future operations.

After evaluating the effectiveness of our Controls, Mr. Williams concluded that as of the Evaluation Date, our Controls were adequate and effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this Form 10-KSB was being prepared. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken. However, it should be noted that the Company intends to acquire another operating business. The Controls necessary for such new operations will, in all likelihood, be significantly different from the current Controls.

                                    PART III
                                    --------

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; AUDIT COMMITTEE; AND CODE OF
                                    ETHICS.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Michael S. Williams serves as our President and was also appointed to serve as our Treasurer on May 4, 2004 to facilitate the Capital Restructuring Transactions. On that same date, Kevin R. Keating was appointed as our Secretary. Kevin R. Keating will be appointed as our President and elected as a member of our Board of Directors upon the completion of certain post-closing events specified in the SPA and Mr. Williams' resignations. Mr. Keating will then be our sole remaining officer and director. The following tables set forth information regarding our executive officers and directors.


Name                  Age   Position                              Year became a Director
Michael S. Williams   57    President, Treasurer and Director     1999

Kevin R. Keating      64    Secretary and Director Designee       2004

     Michael S. Williams. Mr. Williams has been a director since our formation. Mr. Williams became Chief Executive Officer and President on March 18, 2002 and became Treasurer on May 4, 2004. Since 1995, Mr. Williams has been the President and Chief Portfolio Officer of Aztore Holdings, Inc., a Phoenix, Arizona-based investment and management consulting company. He devotes full-time to Aztore's affairs and Aztore's portfolio companies. Since 1999, Mr. Williams has also been the President and Chief Portfolio Officer of Chasseur Holdings, Inc., a company similar to and controlled by Aztore. Mr. Williams has an MBA degree in both Strategic Planning and Corporate Finance from the Wharton Graduate School of the University of Pennsylvania in 1974 and a Bachelor of Arts degree in both History and Political Science from Pennsylvania State University in 1969. Aztore and Chasseur specialize in providing investment banking, corporate restructuring and consulting services to financially distressed companies. Mr. Williams holds various officer and director positions in the many of Aztore's and Chasseur's portfolio companies, some of which are in extended financial condition and some of these companies, including Chasseur, have been in Chapter 11 bankruptcy proceedings prior to becoming an Aztore portfolio company.

     Kevin R. Keating. Mr. Keating was appointed as Secretary on May 4, 2004 and will be appointed as a member of our Board of Directors upon the completion of certain post-closing events specified in the SPA and Mr. Williams' resignations, at which time he will also be appointed to serve as our President and Treasurer. Mr. Keating is an investment executive and for the past nine years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation ("Brookstreet"). Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Company in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors. Mr. Keating is the father of Timothy J. Keating, the Managing Member of KRM. Kevin R. Keating has no ownership interest in KRM.

Audit Committee and Financial Expert
------------------------------------

     Our Board of Directors functions as audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Commission. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2004 all reports were filed on a timely basis.

Code of Ethics
--------------

     A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote;

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

-     Compliance with applicable governmental laws, rules and regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-     Accountability for adherence to the code.

     Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.


                        ITEM 10. EXECUTIVE COMPENSATION

No person received salary or bonus in excess of $100,000 for any of the fiscal years ended March 31, 2004, 2003 and 2002.

                                                                                         Fiscal              Stock
Name and                                                                                 year ended          options
Principal position                                                                       March 31,   Salary   granted
Michael S. Williams, President                                                           2004              -  N/A

Lanny R. Lang, former Chief Financial Officer Secretary
and Treasurer (resigned May 4, 2004)                                                     2004              -  N/A

Jack E. Dahl, former President (resigned July 2, 2003) (2)                               2004        $60,000       -
                                                                                         2003        $60,000  10,000

Dennis C. Palmer, former Executive Vice President and Chief
Engineer (resigned June 30, 2003) (1)                                                    2004        $60,000       -
                                                                                         2003        $60,000       -
                                                                                         2002        $60,000       -

Patricia J. Wilks, former CEO and Chairman (terminated March 19, 2002) (1)               2004              -       -
                                                                                         2003        $60,000       -
                                                                                         2002        $60,000       -


     (1) Ms. Wilks and Mr. Palmer executed a general release as part of the Asset Disposition, which included terminating all stock options issued to Ms. Wilks and Mr. Palmer by mutual agreement.

     (2) Prior to the Asset Disposition, we had entered into a Retention and Settlement Agreement with Mr. Dahl, Dyna-Cam's then President, pursuant to which Mr. Dahl would be paid a cash fee of $50,000, plus 20,000 shares of common stock, in complete settlement of any claim on our books at that time, upon a major fundraising or a sale of Dyna-Cam's assets or business. Upon the Asset Disposition, Mr. Dahl's was paid the cash fee and stock grant. Mr. Dahl resigned as an officer and director on July 2, 2003 and waved his stock options by mutual agreement.

     Other than to Mr. Dahl as noted above, no bonuses, other annual compensation, stock appreciation rights, long-term compensation awards, long-term incentive plan payouts or other compensation (as defined in the proxy regulations of the SEC) were awarded to, earned by, or paid to our officers during any of our last two fiscal years.

     Our Articles of Incorporation includes provisions to indemnify officers and directors against damages for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer; provided, however, that the liability of such officers and directors shall only be indemnified if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

     Insofar as indemnification for liabilities arising under the Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Stock Option Grants
-------------------

     No stock options were granted to any of our officers or directors during our most recent fiscal year ended March 31, 2004.

Outstanding Stock Options
-------------------------

     None.

Compensation of Directors
-------------------------

     Our present directors are not compensated for their services as directors. After the Asset Disposition and upon his resignation as a director, Danny R. Hyde was awarded a 20,000 share stock grant for past services as a member of our Board.

2000 Equity Incentive Plan
--------------------------

     We have an approved Equity Incentive Plan ("EIP") for our directors, officers, key employees and consultants covering 120,000 shares of common stock. Options granted under the EIP may be either "incentive stock options," as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options," subject to Section 83 of the Internal Revenue Code, at the discretion of our Board of Directors and as reflected in the terms of the written option agreement. The option price may not be less than 100% (110% if the option is granted to an optionee who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of our stock) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of our Board of Directors and must be exercised within ten years of the date of grant. The EIP expires June 14, 2009.


    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known by us regarding the beneficial ownership of our common stock, as of the date of this Form 10-KSB, by (a) each beneficial owner of more than five percent of our common stock; (b) each of our directors and executive officers; and (c) all of our directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to the shares of common stock shown.

                   Name and Address                            Amount and
Title of Class     of Beneficial Owner                         Nature of Beneficial Owner     Percent of Class (1)
Common Stock       Keating  Reverse  Merger  Fund,  LLC  (2)
                   5251  DTC  Parkway,  Suite  1090
                   Greenwood Village, CO 80111                 7,445,000 shares               89.6%

Common Stock       Kevin R. Keating (3)
                   936A Beachland Blvd., Suite 13
                   Vero Beach, FL 32963                              -0- shares                0%

Common Stock       Aztore Holdings, Inc. (4)
                   14647 S. 50th Street, Suite 130
                   Phoenix, AZ 85044-6475                        599,693 shares                7.2%

Common Stock       Michael S. Williams (5)
                   14647 S. 50th Street, Suite 130
                   Phoenix, AZ 85044-6475                        599,693 shares                7.2%

Common Stock       All directors and named executive
                   officers as a group (2 persons)               599,693 shares                7.2%


     (1) Amounts and percentages are based on a total of 8,557,324 shares of common stock outstanding. We believe that all persons have full voting and investment power with respect to the shares of common stock held by them. Under the rules of the SEC, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares a power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which the person has the right to acquire within sixty (60) days, such as warrants or options to purchase shares of common stock.

     (2) Amounts and percentages include 800,000 shares of common stock purchased directly from the Company and 6,645,000 shares of common stock received upon conversion of the Secured Notes purchased from Aztore.

     (3) Kevin R. Keating was appointed as our Secretary effective May 4, 2004. Mr. Keating is the father of Timothy J. Keating, the Managing Member of KRM. Kevin R. Keating has no ownership interest in KRM and exercises no control over KRM.

     (4) Amounts and percentages include 559,693 shares of common stock held by Aztore and 40,000 shares of common stock held by Chasseur Holdings, Inc. ("Chasseur"). Aztore owns controlling interest in Chasseur and is deemed through this ownership to have voting control of all shares held by Chasseur.

     (5) Amounts and percentages include 559,693 shares of common stock held by Aztore and 40,000 shares of common stock held by Chasseur. Mr. Williams is the Chief Executive Officer and Chief Portfolio Officer of Aztore and Chasseur. Mr. Williams is deemed through his direct and indirect ownership of Aztore and Chasseur to have voting control of all Shares held by these companies. Mr. Williams disclaims any ownership other than as beneficially held through their direct and indirect ownership of Aztore and Chasseur.


            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Fiscal year ended March 31, 2003
--------------------------------

     During the fiscal year ended March 31, 2003, we continued to accrue interest due to Aztore although we paid no interest to Aztore under the LOC or any subsequent advances. We also accrued interest and fees due to Aztore under an Advisory Agreement. Aztore advanced $20,400 in additional funds during fiscal 2003 for asset protection expenses and to maintain the trading status of our stock to assist us in trying to raise new funding.

Fiscal year ended March 31, 2004
--------------------------------

     Pursuant to a Disposition of Collateral and Settlement Agreement dated June 30, 2003, Aztore acquired and disposed of all Dyna-Cam assets in a negotiated transaction. See "Description of Business".

     We entered into an agreement with Jack E. Dahl, Dyna-Cam's then President. Under this agreement, as a result of the Asset Disposition, Mr. Dahl was paid a cash fee of $50,000 plus 20,000 shares of common stock in complete settlement of all his claims on our books at that time. Mr. Dahl resigned as an officer and director on July 2, 2003 and waved his stock options by mutual agreement.

     As a result of the Asset Disposition, effective June 30, 2004, all outstanding shares of Series A Preferred stock were converted into 111,292 shares of common stock and the entire class of Series A Preferred stock was retired.

     Immediately following the Asset Disposition, Aztore reinstated and amended the LOC reducing the amount of the LOC to $250,000 effective June 30, 2003. On August 30, 2003, Aztore agreed to further amend the LOC to increase the LOC to $800,000 and extend the maturity to March 31, 2006. See "Description of Business".

     An Existing Stockholder Rights Agreement, wherein certain stockholders were granted anti-dilution and certain other rights, was terminated effective June 30, 2003.

     As part of the Asset Disposition, all stock options issued under our Equity Incentive Plan was terminated by mutual agreements and settlements effective June 30, 2003. The Equity Incentive Plan remains in force.

     On July 1, 2004, Aztore, PHL, Ms. Wilks and Mr. Palmer entered into a Purchase and Settlement Agreement whereby PHL, Ms. Wilks and Mr. Palmer sold all of their ownership interests in the Company to Aztore. The purchase of these shares gave Aztore controlling ownership as of July 1, 2003.

Subsequent to the Fiscal Year ending March 31, 2004
---------------------------------------------------

     As part of the Asset Disposition, the Purchaser required us to change our name from Dyna-Cam Engine Corporation. On April 2, 2004, at a special meeting our stockholders voted to change our name to Chiste Corporation. In addition, stockholders approved the Reverse Split. See "Description of Business".

     On May 3, 2004, Aztore agreed to release the Company from all amounts due Aztore under its Advisory Agreement and the LOC in exchange for the New Secured Note.

     On May 4, 2004, pursuant to the SPA, we sold to KRM an aggregate of 800,000 shares of common stock at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM purchased the New Secured Note from Aztore, which KRM immediately converted into 6,645,000 shares of common stock.


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits
-----------------

3.1 (1)     Articles of Incorporation of TSI Handling, Inc.

3.2 (1)     Certificate of Amendment to the Articles of Incorporation of TSI
     Handling, Inc.

3.3 (1)     Certificate of Designation - Series A 10% Cumulative Convertible
     Preferred  Stock.

3.4 (1)     Bylaws of TSI Handling, Inc.

3.5 Certificate of Amendment to the Articles of Incorporation of Dyna-Cam Engine Corporation changing the name to Chiste Corporation.

10.2 (1)    Capital Advisory and Financial Consulting Agreement dated March 31,
     2001 by and between TSI Handling, Inc. dba Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

10.7 (1)    2000 Equity Incentive Plan.

10.8 (2)    Agreement for Convertible Secured Line of Credit dated effective
     April 30, 2001 between Dyna-Cam Engine Corporation and Aztore Holdings,
     Inc.

10.9 (2)    Security Agreement dated effective April 30, 2001 between Dyna-Cam
     Engine Corporation and Aztore Holdings, Inc.

10.11(3)    Employment Retention Agreement dated April 24, 2001 between
     Dyna-Cam Engine Corporation and Jack E. Dahl.

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

10.15(5)    First Amendment to the Agreement for Convertible, Secured Line of
     Credit between Aztore and Dyna-Cam Engine Corporation effective June 30, 2003.

10.16(6)    Second Amendment to the Agreement for Convertible, Secured Line of
     Credit between Aztore and Dyna-Cam Engine Corporation effective August 30, 2003.

10.17(6)    Non Aztore Conversion Rights Agreement effective August 30, 2003.

10.18 Release and Settlement Agreement dated April 28, 2004 by and between Dyna-Cam Engine Corporation and The Aviary, LLC.

10.19 Release and Settlement Agreement dated May 3, 2004 by and between Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

10.20(7)    Securities Purchase Agreement dated May 4, 2004 by and among
     Keating Reverse Merger Fund LLC as Buyer, Chiste Corporation and Aztore Holdings, Inc., as Selling Noteholder.

99.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

(1) Incorporated by reference from Dyna-Cam's Form 10-SB as filed with the Securities and Exchange Commission on December 6, 2000.

(2) Incorporated by reference from Dyna-Cam's Form 10-QSB for the three months ended December 31, 2000 as filed with the Securities and Exchange Commission on July 2, 2001.

(3) Incorporated by reference from Dyna-Cam's Form 10-KSB for the fiscal year ended March 31, 2003 as filed with the Securities and Exchange Commission on July 16, 2001.

(4) Incorporated by reference from Dyna-Cam's Form 8-K as filed with the Securities and Exchange Commission on July 15, 2003.

(5) Incorporated by reference from Dyna-Cam's Form 10-QSB for the three months ended June 30, 2003 as filed with the Securities and Exchange Commission on August 12, 2003.

(6) Incorporated by reference from Dyna-Cam's Form 10-QSB for the three months ended September 30, 2003 as filed with the Securities and Exchange Commission on December 29, 2003.

(7) Incorporated by reference from Dyna-Cam's Form 8-K as filed with the Securities and Exchange Commission on May 7, 2004.

Reports on Form 8-K
-------------------

     We filed a Form 8-K on July 15, 2003 in which we described a sale of Dyna-Cam's assets and business and a change of control.

     We filed a Form 8-K on May 7, 2004 in which we described a change of control.


                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Tax Fees
------------------

     The aggregate fees billed for professional services rendered by Epstein, Weber & Conover, PLC, for the audit of our annual financial statements and review of our financial statements included in quarterly Form 10-QSB filings for services, that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, and for services rendered in connection with our corporate income tax filings were $29,406 and $13,802 for the fiscal years ended March 31, 2004 and 2003, respectively.

All Other Fees
--------------

     None.

Audit Committee Policies and Procedures
---------------------------------------

     The Company does not have an audit committee.

     If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees:

Not applicable.

                                     ------
                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHISTE CORPORATION

     By: /S/ Michael S. Williams
     Michael S. Williams
     Chief Executive Officer and Principal Accounting Officer

Date:     May 25, 2004


Board of Directors:

     By: /S/ Michael S. Williams
     Michael S. Williams

Date:     May 25, 2004

                                 CERTIFICATIONS

     I, Michael S. Williams, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, with respect to the Annual Report of Chiste Corporation
(the "Company") on Form 10-KSB for the fiscal year ended March 31, 2004 ("Report") that:

(1) I have reviewed this Report;

(2) based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

(3) based on my knowledge, the financial statements and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for the periods presented in this Report;

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have: (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this Report is being prepared; (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and (c) presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date:     May 25, 2004

     By: /S/ Michael S. Williams
     Michael S. Williams
     Chief Executive Officer and Principal Accounting Officer