Form 10QSB
period 2004-06-30
DYNA CAM
filed 2004-08-16
CIK 1124394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

                        COMMISSION FILE NUMBER: 000-32065


                               CHISTE CORPORATION
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                         86-0965692
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


             936A BEACHLAND BOULEVARD SUITE 13, VERO BEACH, FL 32963
                    (Address of principal executive offices)


                                 (772) 231-7544
                           (Issuer's telephone number)



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of August 5, 2004, there were 9,161,629 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed  Balance  Sheets,  June 30, 2004  (unaudited)  and
           March 31, 2004                                                      1

           Condensed Statements of Operations for the three month ended
           June 30,  2004 and 2003 and for the  period  from  inception
           (December 17, 1993) to June 30, 2004 (unaudited)                    2

           Condensed  Statements  of Cash  Flows  for the  three  month periods ended June 30, 2004 and 2003 and for the period from
           inception (December 17, 1993) to June 30, 2004 (unaudited)        3-4

           Notes to Condensed Financial Statements (unaudited)              5-13

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   14-22

Item 3.    Controls and Procedures                                            23


PART II.OTHER INFORMATION

Item 2.    Changes in Securities                                              24

Item 4.    Submission of Matters to a Vote of Security Holders                26

Item 6.    Exhibits and Reports on Form 8-K                                   26


Signatures                                                                    27


Certifications                                                             28-30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Chiste Corporation (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         CONDENSED FINANCIAL STATEMENTS
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                               CHISTE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                              JUNE 30,      MARCH 31,
                                                                2004           2004
                                                            -----------    -----------
                                                            (unaudited)

ASSETS

  Current Assets
     Cash                                                   $   100,521    $       108
                                                            -----------    -----------

     Total Current Assets                                       100,521            108
                                                            -----------    -----------

       Total Assets                                         $   100,521    $       108
                                                            ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current Liabilities
     Accounts payable                                       $     1,000    $    60,465
     Due to Aztore Holdings                                      50,000             --
     Secured notes payable to related party                          --        715,856
     Other current liabilities                                       --         21,054
                                                            -----------    -----------

     Total Current Liabilities                                   51,000        797,375

    Stockholders' Equity (Deficit)
     Preferred stock undesignated; $0.001 par value,
     8,551,801 shares authorized, no shares issued
     or outstanding                                                  --             --
     Common stock; $0.001 par value, 65,000,000
     shares authorized, 9,161,629 and 867,324 shares
     issued and outstanding                                       9,161            867
     Additional paid in capital                               2,952,135      2,027,974
     Deficit accumulated during the development stage        (2,911,775)    (2,826,108)
                                                            -----------    -----------

     Total Stockholders' Equity (Deficit)                        49,521       (797,267)
                                                            -----------    -----------


     Total Liabilities and Stockholders' Equity (Deficit)   $   100,521    $       108
                                                            ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   December 17,
                                                                      1993
                                               Three Months        (Inception)
                                              Ending June 30         Through
                                       --------------------------    June 30,
                                           2004           2003        2004
                                       -----------   ------------  -----------

Revenue                                $        --   $         --  $        --

Expenses
  General and administrative expense        53,577             --       53,577
  Professional fees                         23,074             --       23,074
                                       -----------   ------------  -----------

Loss from continuing operations            (76,651)            --      (76,651)

Discontinued Operations:

  Income (loss) from discontinued
    engine business, (including gain
    on disposal of $0, $681,129 and
    $681,129, respectively)                 (9,016)       608,767   (2,835,124)
  Income tax expense (benefit)                  --             --           --
                                       -----------   ------------  -----------

Income (loss) from discontinued
   operations                               (9,016)       608,767   (2,835,124)
                                       -----------   ------------  -----------

Net (loss) income                      $   (85,667)  $    608,767  $(2,911,775)
                                       ===========   ============  ===========

Net (loss) income per share
    Continuing operations              $     (0.01)  $      (0.00) $     (0.08)
                                       ===========   ============  ===========
    Operations of discontinued
      engine business                  $     (0.00)  $      (1.79) $     (3.55)
                                       ===========   ============  ===========
    Gain on disposal of discontinued
      engine business                  $     (0.00)  $       0.95  $      0.69
                                       ===========   ============  ===========

Net (loss) income per share            $     (0.01)  $       0.84  $     (2.94)
                                       ===========   ============  ===========

Weighted average number of
  Shares, basic and diluted              5,856,080        720,337      989,504
                                       ===========   ============  ===========

    The accompanying notes are an integral part of the financial statements.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ending
                                                              June 30,
                                                     -------------------------
                                                         2004          2003
                                                     ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $    (85,667) $   608,767
  Adjustments to reconcile net income (loss) to net
    cash flows from operations:
     Depreciation                                              --       12,055
     Gain on disposition of assets                             --     (681,129)
     Gain on settlement of obligations                         --      (66,826)
     Secured notes issued for services                         --       59,374
     Stock issued for services                             50,000        2,500
  Changes in assets and liabilities
     Accrued expenses and accounts payable                 (3,920)      60,765
                                                     ------------  -----------
Net cash flows from operating activities                  (39,587)      (4,494)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows from investing activities                       --           --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                        90,000           --
  Due to Aztore Holdings                                   50,000           --
  Borrowings on notes and credit lines                         --        4,300
                                                     ------------  -----------

Net cash flows from financing activities                  140,000        4,300
                                                     ------------  -----------

Net increase in cash and cash equivalents                 100,413          194

Cash and cash equivalents,
   beginning of period                                        108          259
                                                     ------------  -----------
Cash and cash equivalents,
  end of period                                      $    100,521  $        65
                                                     ============  ===========

    The accompanying notes are an integral part of the financial statements.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                        Three Months Ending
                                                              June 30,
                                                     -------------------------
                                                         2004          2003
                                                     -----------   -----------
Forgiveness of related Party debt                    $   103,455   $        --

Secured Notes issued for services rendered           $        --   $    59,374

Common stock issued in exchange for debt             $    50,000   $     2,500

Common stock issued for services rendered            $        --   $     2,500

Preferred stock converted into common stock          $        --   $ 1,447,199

Asset Disposition transactions
   Disposition of operating assets                   $        --   $  (291,382)
   Liabilities assumed by Aero Marine                         --       401,411
   Secured debt settled                                       --       571,100
   Resultant gain on disposition of assets                    --      (681,129)

    The accompanying notes are an integral part of the financial statements.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statements of Chiste Corporation (the "Company") are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

   These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending March 31, 2004 and 2003. Operating results for the three months ending June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005.

   The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes for the years ending March 31, 2004 and 2003, previously filed.

   USE OF ESTIMATES
   The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

   NET LOSS PER SHARE
   Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

   DISPOSED OPERATIONS
   The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations. On June 30, 2003, the Company disposed of all of its operating assets to satisfy the claims of creditors, and such asset disposition has been accounted for in accordance with SFAS No. 144. On May 4, 2004, the Company underwent a change in control and became a non-operating entity. Operations of the Company, prior to the change in control are excluded from continuing operations.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION(CONTINUED)

   STOCK COMPENSATION FOR SERVICES RENDERED
   The Company may issue shares of common stock in exchange for services rendered. The costs of the services are valued according to generally accepted accounting principles and will be charged to operations.

   FAIR VALUE OF FINANCIAL INSTRUMENTS
   The Company has no financial instruments, other than cash.

NOTE 2 - NATURE OF BUSINESS

   Chiste Corporation (the "Company") is a Nevada chartered development stage corporation headquartered in Vero Beach, Florida. The Company was incorporated in Nevada in July 1999 as TSI Handling, Inc. ("TSIH"). Dyna-Cam Engine Corporation, our predecessor, was originally incorporated in California in 1993 ("DCEC California"). Effective March 31, 2000, TSIH acquired all of the assets of DCEC California and shortly thereafter the Company changed its name to Dyna-Cam Engine Corporation ("Dyna-Cam"). On June 30, 2003, the Company disposed of all the Dyna-Cam operating assets (the "Asset Disposition"). Upon closing the Asset Disposition, resulting in a change of control, Aztore Holdings, Inc. ("Aztore") became the Company's controlling stockholder.

   As a result of the Asset Disposition, the Company no longer had any meaningful business assets, operations or sources of revenue. The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, there can be no assurance that future profitable operations will occur as planned.

   To further this business plan, on April 2, 2004, at a special meeting of the Company's stockholders, the stockholders voted to change the Company's name to Chiste Corporation. In addition, stockholders approved a 1-for-50 reverse stock split of the common shares outstanding, with no impact on the number of authorized shares, par value, or the common stock warrants outstanding.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 2 - NATURE OF BUSINESS (CONTINUED)

   On May 3, 2004, Aztore and the Company agreed to settle certain secured notes due Aztore, as well as all other amounts due Aztore, including amounts that Aztore had earned or may have earned under certain advisory agreements with the Company, by issuing Aztore a new secured note (the "New Secured Note") in the principal amount of $664,500. Pursuant to a Securities Purchase Agreement dated May 4, 2004 ("SPA"), the Company sold to Keating Reverse Merger Fund, LLC ("KRM Fund") an aggregate of 800,000 shares of its common stock at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM Fund purchased the New Secured Note from Aztore for $360,000, which KRM immediately converted into 6,645,000 shares of common stock (collectively, the "Capital Restructuring Transactions").

   The closing of the Capital Restructuring Transactions became effective May 14, 2004 and resulted in a change of control of the Company. Pursuant to the
   SPA: (i) Lanny R. Lang resigned as Chief Financial Officer, Secretary and Treasurer and as a member of the Board of Directors effective May 4, 2004;
   (ii) Kevin R. Keating was appointed as the Company's Secretary effective May 4, 2004; (iii) Michael S. Williams resigned as the Company's President to be effective upon the filing of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, with Kevin R. Keating replacing Mr. Williams as President upon his resignation; and (iv) upon compliance with Rule 14(f)(1) of the Securities Act of 1934, as amended, Kevin R. Keating was appointed as a member of the Company's Board of Directors, and concurrently Mr. Williams resigned from his position as a member of the Board of Directors.

   After closing the Capital Restructuring Transactions, KRM Fund owned 7,445,000 shares or approximately 87% of the Company's issued and outstanding common stock. Concurrently, the principal executive office of the Company was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963.

NOTE 3 - STOCKHOLDERS' EQUITY

   On April 2, 2004, the stockholders of the Company approved a 1-for-50 reverse stock split of the common shares outstanding, with no impact on the number of authorized shares, the par value, or the common stock warrants outstanding.

   Stockholders holding less than 5,000 shares of common stock but more than 100 shares received 100 shares after the reverse stock split. Stockholders holding less than 100 shares of common stock were not affected by the reverse stock split. No fractional shares were issued; all fractional share amounts were rounded up to the nearest whole share. As a result of the reverse split, the Company's shareholders prior to the reverse split held 871,629 shares of the Company's common stock following the reverse split. All share amounts in the accompanying financial statements and notes to the financial statements have been restated to give retroactive effect to the reverse stock split.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

   Pursuant to the SPA, On May 4, 2004, the Company sold to KRM Fund an aggregate of 800,000 shares of its common stock, on a post-reverse split basis, at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM Fund purchased from Aztore the New Secured Note for a purchase price of $360,000, which KRM Fund immediately converted into 6,645,000 shares.

   In connection with the closing of the SPA, an unrelated judgment creditor entered into a release and settlement agreement dated April 28, 2004 pursuant to which the judgment creditor agreed to convert its $24,500 liability into 245,000 shares of common stock.

   In order to fund the Company's working capital needs, on May 27, 2004, the Company sold to KRM Fund 100,000 shares of common stock at a purchase price of $0.10 per share, for an aggregate consideration of $10,000.

   On May 27, 2004, 400,000 shares of the Company's common stock were issued to Kevin R. Keating, the Company's sole officer and director, as compensation for services valued by the Company at $40,000. On May 27, 2004, 100,000 shares of the Company's common stock were issued to Bertrand T. Ungar for consulting services valued by the Company at $10,000. The stock is valued at a price of $0.10 per share, which is same the per share value of the cash purchases of common stock in the transactions mentioned above, which occurred contemporaneously. The Company considers this to be the best estimate of the fair value of the non-cash transaction.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)


                                                                          DEFICIT
                                                                        ACCUMULATED
                                      COMMON STOCK       ADDITIONAL      DURING THE         TOTAL
                                 --------------------     PAID-IN       DEVELOPMENT     STOCKHOLDERS'
                                   SHARES     AMOUNT      CAPITAL          STAGE       EQUITY (DEFICIT)
                                 ---------   --------   -----------    ------------    ----------------
Balance,   April 1, 2004           867,324   $    867   $ 2,027,974    $ (2,826,108)   $       (797,267)

Issuance of fractional
shares related to 1-for-50
reverse stock split                  4,305          4            (4)             --                  --

Issuance of stock
for cash,  May 4,
2004, $0.10 per share              800,000        800        79,200              --              80,000

Settlement of related party
notes and accrued interest
thereon, treated as a contribution
to capital                              --         --       103,455              --             103,455

Secured notes converted to
stock, May 4, 2004, $0.10
per share                        6,645,000      6,645       657,855              --             664,500

Accounts payable converted to
stock, May 25, 2004, $0.10
per share                          245,000        245        24,255              --              24,500

Issuance of stock for
cash, April 2004, $0.01
per share                          100,000        100         9,900              --              10,000

Issuance of stock for
services, May 27, 2004, $0.10
per share                          500,000        500        49,500              --              50,000

Net loss                                --         --            --         (85,667)            (85,667)
                                 ---------   --------   -----------    ------------    ----------------

Balance, June 30, 2004           9,161,629   $  9,161   $ 2,952,135    $ (2,911,775)   $         49,521
                                 =========   ========   ===========    ============    ================

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 4 - GOING CONCERN

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended March 31, 2004 and 2003, the Company had no revenues, had losses from operations of $149,332 and $392,828, respectively, and had an accumulated deficit of $(2,911,775) at June 30, 2004. The Capital Restructuring Transactions provided that any remaining liabilities were either paid at closing, converted into shares of common stock, or assumed by Aztore. Therefore, the Company is no longer in default on any obligations.

   Although the Company's financial problems were addressed by the Capital Restructuring Transactions, the lack of a formal plan to implement new business operations and the uncertainty of future funding raises substantial doubt about the Company's ability to continue as a going concern. Consistent with its business plan, management plans to acquire an operating company that will have experienced management and opportunities for growth. Management believes it can successfully complete an acquisition that will enable the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 5 - INCOME TAXES

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

   At June 30, 2004, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $2,805,000 that are available to offset future taxable income, if any, in the years 2010 through 2021. The Capital Restructuring Transactions have impaired the Company's ability to utilize the remaining deferred income tax asset related to net operating loss carryforwards due to limitations imposed by Section 382 of the Internal Revenue Code. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at June 30, 2004.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 6 - OPTIONS AND WARRANTS

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

   Under the provisions of SFAS No. 123, there were no vested options for the quarter ended June 30, 2004 used to determine net earnings and earnings per share under a pro forma basis. The fair value of each option grant is imputed using the minimum value method and is based on the most recent arm's-length stock issuance transaction. There were no stock options granted in the quarter ended June 30, 2004. As part of the Asset Disposition, all stock options issued under the Company's EIP were terminated by mutual agreements and settlements effective June 30, 2003.

   The Company has six series of warrants outstanding, with each series comprising 400,000 warrants. The Series A Warrants and Series B Warrants allow the holder to purchase common stock at $2.00 per share. The Series C Warrants and Series D Warrants allow the holder of each warrant to purchase one share of common stock for $4.00. The Series E Warrants and Series F Warrants allow the holder to purchase common stock at $6.00. Each warrant is callable by the Company for a price of $0.0001 per warrant at any time.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 6 - OPTIONS AND WARRANTS (CONTINUED)

   The reverse stock split approved by stockholders on April 2, 2004 did not impact number or exercise price of the Company's outstanding warrants. The effect of this special treatment of the warrants was to lower the exercise price of each warrant and to increase the number of shares of common stock into which each warrant is exercisable. The warrants continue to be callable at anytime for $.0001 per warrant. These Warrants were amended by the Company's Board of Directors on June 21, 2004 to extend the expiry date from June 30, 2004 to June 30, 2005.

NOTE 7 - RELATED PARTY TRANSACTIONS

   The sole officer and director of the Company, Kevin R. Keating, is the father of the principal stockholder of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority shareholder of the Company, and of Keating Securities, LLC, a registered broker-dealer. KRM Fund owns approximately 82% of the outstanding shares of the Company's common stock as of June 30, 2004. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, Keating Securities, LLC and KRM Fund and disclaims any beneficial interest in the shares of the Company's stock owned by KRM Fund. Similarly, Keating Investments, LLC, Keating Securities, LLC and KRM Fund disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

   On June 10, 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. Accounts Payable at June 30, 2004 includes $1,000 payable to Vero pursuant to the terms of this agreement.

   On July 30, 2004, the Company entered into a Selling Agreement with Keating Securities, LLC under which Keating Securities, LLC will act as the Company's exclusive managing placement agent, on a best efforts basis, under a private placement offering. See Note 8 - Subsequent Events.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS

   On July 1, 2004, the Company entered into a Letter of Intent to acquire ICON Textile Laser Systems, Inc. ("ICON"), a manufacturer and marketer of a complete line of laser equipment systems for the textile and apparel finishing industry located in Vernon, California. Under the transactions contemplated under the Letter of Intent, the Company will acquire all of the issued and outstanding shares of ICON's common stock from ICON's existing common stockholders ("ICON Stockholders"). In the exchange, the Company will issue shares of its common stock to the ICON Stockholders in such amount so that, immediately after giving effect to the acquisition and the private placement described below, the ICON Stockholders and the investors in the private placement, will own in the aggregate 90% of the Company's issued and outstanding shares of common stock. At the close of the transaction, it is contemplated that a new board of directors will be designated by the ICON Stockholders and that such Board will include one member to be designated by the current principal shareholder of the Company. The Company's completion of the ICON acquisition is subject to the negotiation and execution of a definitive acquisition agreement.

   ICON, established in March 2003, owns a state-of-the-art, eco-friendly, patented laser technology that fades/stonewashes jeans at a third of the current finishing cost, reduces water usage by 50% and uses no chemical additives. ICON currently owns three patents and has three patents pending. ICON's products rely on laser energy and high-speed software controlled optics to stimulate the molecules of dye that permeate fabric and cause those molecules to vaporize thereby lightening the fabric in selected areas to produce the desired patterns, designs and effects (lines, dots, images, etc.). When the process is applied to finished apparel such as jeans, worn and washed effects such as stonewash, whiskers and abrasions can be produced quickly and inexpensively. The ICON process is eco-friendly in that the process requires no water, no sanding, no tumbling, no chemicals or other additives that contribute to the creation of effluents that are common to textile finishing throughout the world today.

   On July 30, 2004, the Company engaged Keating Securities, LLC to act as its exclusive managing placement agent, on a best efforts basis, under a private placement offering in a minimum amount of $2,250,00 and a maximum of $4,200,000. The ICON acquisition is also conditioned on the Company's successful completion of a private placement offering of its common stock in an amount not less than $2,250,000. There can be no assurances that the ICON acquisition or the private placement offering will be completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated.

COMPANY BACKGROUND

Chiste Corporation (the "Company") was incorporated in Nevada in July 1999 as TSI Handling, Inc. ("TSIH"). Dyna-Cam Engine Corporation, our predecessor, was originally incorporated in California in 1993 ("DCEC California"). Effective March 31, 2000, TSIH acquired all of the assets of DCEC California and shortly thereafter the Company changed its name to Dyna-Cam Engine Corporation
("Dyna-Cam"). On June 30, 2003, the Company disposed of all the Dyna-Cam operating assets (the "Asset Disposition"). Upon closing the Asset Disposition, resulting in a change of control, Aztore Holdings, Inc. ("Aztore") became the Company's controlling stockholder.

As a result of the Asset Disposition, the Company no longer had any meaningful business assets, operations or sources of revenue. The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, there can be no assurance that future profitable operations will occur as planned.

To further this business plan, on April 2, 2004, at a special meeting of the Company's stockholders, the stockholders voted to change the Company's name to Chiste Corporation. In addition, stockholders approved a 1-for-50 reverse stock split of the common shares outstanding, with no impact on the number of authorized shares, par value, or the common stock warrants outstanding.

On May 3, 2004, Aztore and the Company agreed to settle certain secured notes due Aztore, as well as all other amounts due Aztore, including amounts that Aztore had earned or may have earned under certain advisory agreements with the Company, by issuing Aztore a new secured note (the "New Secured Note") in the principal amount of $664,500. Pursuant to a Securities Purchase Agreement dated May 4, 2004 ("SPA"), the Company sold to Keating Reverse Merger Fund, LLC ("KRM Fund") an aggregate of 800,000 shares of its common stock at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM Fund purchased the New Secured Note from Aztore for $360,000, which KRM immediately converted into 6,645,000 shares of common stock (collectively, the "Capital Restructuring Transactions").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The closing of the Capital Restructuring Transactions became effective May 14, 2004 and resulted in a change of control of the Company. Pursuant to the SPA:
(i) Lanny R. Lang resigned as Chief Financial Officer, Secretary and Treasurer and as a member of the Board of Directors effective May 4, 2004; (ii) Kevin R. Keating was appointed as the Company's Secretary effective May 4, 2004; (iii) Michael S. Williams resigned as the Company's President to be effective upon the filing of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, with Kevin R. Keating replacing Mr. Williams as President upon his resignation; and (iv) upon compliance with Rule 14(f)(1) of the Securities Act of 1934, as amended, Kevin R. Keating was appointed as a member of the Company's Board of Directors, and concurrently Mr. Williams resigned from his position as a member of the Board of Directors.

After closing the Capital Restructuring Transactions, KRM Fund owned 7,445,000 shares or approximately 87% of the Company's issued and outstanding common stock. Concurrently, the principal executive office of the Company was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963.

Currently, the Company has no meaningful business assets, operations or sources of revenue. The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, there can be no assurance that future profitable operations will occur as planned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

For the three months ended June 30, 2004 the Company had no activities that produced revenues from operations.

For the three months ending June 30, 2004, the Company had net losses of $(85,667), as compared with net income of $608,767 for the corresponding period of 2003. In 2003, the Company disposed of certain assets to satisfy debt, resulting in a gain on disposal.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets as June 30, 2004 are $100,521, which is comprised of cash. The Company's current liabilities are $50,000, which is comprised of the remainder of the purchase price due to Aztore Holdings, Inc. which may be subject to adjustment as the final costs of the KRM purchase transaction are determined. The Company has no long-term debt. Total stockholders' equity as of June 30, 2004 is $49,521.

Pursuant to the SPA, the Company sold to KRM Fund 800,000 shares of its common stock, on a post-reverse split basis, at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM Fund purchased from Aztore the New Secured Note for a purchase price of $360,000, which KRM Fund immediately converted into 6,645,000 shares of the Company's common stock.

In connection with the closing of the SPA, an unrelated judgment creditor entered into a release and settlement agreement dated April 28, 2004 pursuant to which the judgment creditor agreed to convert its $24,500 liability into 245,000 shares of common stock.

In order to fund the Company's working capital needs, on May 27, 2004, the Company sold to KRM Fund 100,000 shares of common stock at a purchase price of $0.10 per share, for an aggregate consideration of $10,000.

On May 27, 2004, 400,000 shares of the Company's common stock were issued to Kevin R. Keating, the Company's sole officer and director, as compensation for services valued by the Company at $40,000. On May 27, 2004, 100,000 shares of the Company's common stock were issued to Bertrand T. Ungar for consulting services valued by the Company at $10,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                          Three months ended June 30,
                                          ---------------------------
                                              2004           2003
                                          -----------    ------------

        Operating activities              $   (39,587)   $     (4,494)
        Investing activities                       --              --
        Financing activities                  140,000           4,300
                                          -----------    ------------

        Net effect on cash                $   100,413    $       (194)
                                          ===========    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PLAN OF OPERATIONS

The Company's Plan of Operations is based on attracting a suitable privately held company, one that has both a business history and operating assets, with which to effect a business combination or strategic transaction.

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in an operating business presented to it by persons or firms who or which desire to seek the advantages of an issuer who has complied with the reporting requirements of the Securities Act of 1934, as amended ("1934 Act"). The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, the Company's management believes that there are numerous firms seeking the benefits of an issuer who has complied with the reporting requirements of the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, the Company's management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements of the 1934 Act without incurring the cost and time required to conduct an initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. The Company's management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. The Company may engage financial advisors and investment banking firms to assist it in identifying and analyzing prospective business opportunities.

In analyzing prospective business opportunities, the Company's management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company expect to interview and/or meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors, including such reports and investigations prepared by its financial advisors.

As part of the Company's compliance with the reporting requirement of the 1934 Act, the Company intends to furnish information about significant acquisitions, including audited financial statements for the target company, covering one, two or three years depending upon the revenue of the target company. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements will not be appropriate for acquisition candidates.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may alternatively purchase the capital stock or the operating assets of an existing business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The structure of the business combination will depend on, among other factors:

        o    the nature of the target business,

        o the Company's needs and desires and the needs and desires of those persons controlling of the target business,

        o    the management of the target business, and

        o the Company's relative negotiating strength compared to the strength of the persons controlling the target business.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one of the Company's officers or directors for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to current officers and directors will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of the Company's management has agreed to disclose to the Board of Directors any discussions concerning possible employment by any entity that proposes to undertake a transaction with the Company and further, to abstain from voting on the transaction. Therefore, as a practical matter, if each member of the Board of Directors is offered employment in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Board of Directors as a result of the inability of the Board of Directors to affirmatively approve the transaction. The transaction would then be subject to the approval of a majority of the Company's existing shareholders.

Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by the Company's existing stockholders. The target businesses that the Company will likely consider will, in all probability, have significantly more assets than the Company has. Therefore, in all likelihood, the Company's management will offer a controlling interest in the Company to the owners of the target business. While the actual terms of a transaction to which the Company may be a party cannot be predicted, the Company expects that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, the owners of the acquired business may need to own 80% or more of the voting stock of the surviving entity. As a result, the Company's stockholders would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in their ownership percentage of the entity after the combination and may also result in a reduction in the net tangible book value per share of the Company's existing stockholders. In addition, all or a majority of the Company's current directors and officers will probably, as part of the terms of the acquisition transaction, resign as directors and officers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company will remain an insignificant player among the firms which engage in business combinations. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company has. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant disadvantage compared to other venture capital and financial concerns that compete with the Company. The Company will also be competing for acquisition opportunities with other public shell companies that do not have an operating business.

The Company's activities following a business combination with a target company will be dependent on the nature of the acquired business, as well as the interest acquired. It may be expected that the acquired business will present various risks to the Company's existing stockholders. We cannot yet appropriately assess the risks of the business at the present time, even in general terms, as we have not restricted the Company's search for a potential target company to any one particular field of endeavor.

On July 1, 2004, the Company entered into a Letter of Intent to acquire ICON Textile Laser Systems, Inc. ("ICON"), a manufacturer and marketer of a complete line of laser equipment systems for the textile and apparel finishing industry located in Vernon, California. Under the transactions contemplated under the Letter of Intent, the Company will acquire all of the issued and outstanding shares of ICON's common stock from ICON's existing common stockholders ("ICON Stockholders"). In the exchange, the Company will issue shares of its common stock to the ICON Stockholders in such amount so that, immediately after giving effect to the acquisition and the private placement described below, the ICON Stockholders and the investors in the private placement, will own in the aggregate 90% of the Company's issued and outstanding shares of common stock. At the close of the transaction, it is contemplated that a new board of directors will be designated by the ICON Stockholders and that such Board will include one member to be designated by the current principal shareholder of the Company. The Company's completion of the ICON acquisition is subject to the negotiation and execution of a definitive acquisition agreement.

ICON, established in March 2003, owns a state-of-the-art, eco-friendly, patented laser technology that fades/stonewashes jeans at a third of the current finishing cost, reduces water usage by 50% and uses no chemical additives. ICON currently owns three patents and has three patents pending. ICON's products rely on laser energy and high-speed software controlled optics to stimulate the molecules of dye that permeate fabric and cause those molecules to vaporize thereby lightening the fabric in selected areas to produce the desired patterns, designs and effects (lines, dots, images, etc.). When the process is applied to finished apparel such as jeans, worn and washed effects such as stonewash, whiskers and abrasions can be produced quickly and inexpensively. The ICON process is eco-friendly in that the process requires no water, no sanding, no tumbling, no chemicals or other additives that contribute to the creation of effluents that are common to textile finishing throughout the world today.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On July 30, 2004, the Company engaged Keating Securities, LLC to act as its exclusive managing placement agent, on a best efforts basis, under a private placement offering in a minimum amount of $2,250,00 and a maximum of $4,200,000. The ICON acquisition is also conditioned on the Company's successful completion of a private placement offering of its common stock in an amount not less than $2,250,000. There can be no assurances that the ICON acquisition or the private placement offering will be completed.

CRITICAL ACCOUNTING ESTIMATES

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition.

Measurement of non-cash compensation

On May 27, 2004, the Company issued 400,000 and 100,000 shares of common stock in lieu of compensation for services to Kevin R. Keating and Bertrand T. Ungar respectively. The stock is valued at $0.10 per share, which is the same value per share as the KRM Fund cash purchase of 100,000 shares on the same day and a previous cash purchase of 800,000 shares on May 4, 2004. The Company values non-cash equity transactions in relation to contemporaneous cash sales of equivalent equity securities.

Deferred tax asset valuation allowance

Management has recorded a valuation allowance to reduce deferred tax assets associated with net operating losses. The assessment realization of deferred tax provisions is dependent upon future taxable income, and based on historical evidence, it is more likely than not that such provision will not be utilized.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          The Company's Board of Directors unanimously approved and recommended and, on April 2, 2003, the stockholders of the Company approved, a 1-for-50 reverse stock split of the common shares outstanding, with no impact on the number of authorized shares, the par value, or the common stock warrants outstanding.

          Stockholders holding less than 5,000 shares of common stock but more than 100 shares received 100 shares after the reverse stock split. Stockholders holding less than 100 shares of common stock were not affected by the reverse stock split. No fractional shares were issued; all fractional share amounts were rounded up to the nearest whole share. As a result of the reverse split, the Company's shareholders prior to the reverse split held 871,629 shares of the Company's common stock following the reverse split.

          Pursuant to the SPA, the Company sold to KRM Fund 800,000 shares of its common stock, on a post-reverse split basis, at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM Fund purchased from Aztore the New Secured Note for a purchase price of $360,000, which KRM Fund immediately converted into 6,645,000 shares of the Company's common stock.

          In connection with the closing of the SPA, an unrelated judgment creditor entered into a release and settlement agreement dated April 28, 2004 pursuant to which the judgment creditor agreed to convert its $24,500 liability into 245,000 shares of common stock.

          In order to fund the Company's working capital needs, on May 27, 2004, the Company sold to KRM Fund 100,000 shares of common stock at a purchase price of $0.10 per share, for an aggregate consideration of $10,000.

          On May 27, 2004, 400,000 shares of the Company's common stock were issued to Kevin R. Keating, the Company's sole officer and director, as compensation for services valued by the Company at $40,000. On May 27, 2004, 100,000 shares of the Company's common stock were issued to Bertrand T. Ungar for consulting services valued by the Company at $10,000.

          In connection with the above stock issuances, the Company did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the purchasers fell into one or more of the categories that follow: an existing shareholder of the Company, a creditor of the Company, a current or former officer or director of the Company, a service provider to the Company, or an accredited investor with whom the Company or an affiliate of the Company had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, the Company relied upon one or more of the exemptions from registration including those contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act.

          The Company has six series of warrants outstanding, with each series comprising 400,000 warrants. The Series A Warrants and Series B Warrants allow the holder to purchase common stock at $2.00 per share. The Series C Warrants and Series D Warrants allow the holder of each warrant to purchase one share of common stock for $4.00. The Series E Warrants and Series F Warrants allow the holder to purchase common stock at $6.00. Each warrant is callable by the Company for a price of $0.0001 per warrant at any time. The reverse stock split approved by stockholders on April 2, 2004 did not impact the number or exercise price of the Company's outstanding warrants. The effect of this special treatment of the warrants was to lower the exercise price of each warrant and to increase the number of shares of common stock into which each warrant is exercisable. The warrants continue to be callable at anytime for $.0001 per warrant. These warrants were amended by the Company's Board of Directors on June 21, 2004 to extend the expiry date from June 30, 2004 to June 30, 2005.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 2, 2004, a special meeting of the Company's stockholders was held in Phoenix, Arizona. The special meeting was called to seek stockholder approval of the reverse split and a name change to Chiste Corporation. On March 10, 2004, the record date for the determination of the stockholders entitled to receive notice of and to vote at this special meeting, 42,576,085 shares of common stock (pre-reverse stock split basis) were outstanding and eligible to vote. A quorum was present at the special meeting. The following table sets forth the results of the voting on these proposals:


             (Shares presented on a pre-reverse split basis)
Proposal            For        Against     Withheld
                ----------   ----------   ----------

Reverse Split   35,181,852      813,708        7,181
Name change     35,405,551      206,009      391,181


ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               31 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

               32 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

          The following current reports were filed during the quarter ended June 30, 2004:

          On May 7, 2004, the Company filed a current report on Form 8-K disclosing a change in control and the disposition of assets pursuant to a Securities Purchase Agreement dated May 4, 2004.

          On June 28, 2004, the Company filed a current report on Form 8-K disclosing the Board of Directors' approval of an extension of the expiration dates of the Company's Series A, B, C, D, E and F common stock purchase warrants from June 30, 2004 until June 30, 2005.

          On July 7, 2004, the Company filed a current report on Form 8-K disclosing the execution of a Letter of Intent dated July 1, 2004 to acquire ICON Textile Laser Systems, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CHISTE CORPORATION


                                                By:  /s/ Kevin R. Keating
                                                  ------------------------------
                                                  Principal Executive Officer
                                                  Principal Financial Officer
                                                  Date:  August 16, 2004