Form 10QSB
period 2004-09-30
CHISTE CORP
filed 2004-11-15
CIK 1124394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  |X|   No |_|.

As of October 21, 2004, there were 9,161,629 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes |_|  No |X|.

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets, September 30, 2004 (unaudited)
           and March 31, 2004                                               1

           Condensed  Statements of Operations  for the three and
           six month  periods  ended  September 30, 2004 and 2003
           and for the period from inception  (December 17, 1993)
           to September 30, 2004 (unaudited)                                2

           Condensed Statements of Cash Flows for the six month
           periods ended September 30, 2004 and 2003 and for the
           period from inception (December 17, 1993) to September
           30, 2004 (unaudited)                                            3-4

           Notes to Condensed Financial Statements (unaudited)             5-13

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   14-22

Item 3.    Controls and Procedures                                          23

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 24

Signatures                                                                  25

Certifications                                                             26-28

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

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         CONDENSED FINANCIAL STATEMENTS
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                               CHISTE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                SEPTEMBER 30,    MARCH 31,
                                                                    2004           2004
                                                                -------------  -------------
                                                                (unaudited)
ASSETS
  Current Assets
         Cash                                                   $    21,959    $       108
                                                                -----------    -----------

         Total Current Assets                                        21,959            108
                                                                -----------    -----------

                Total Assets                                    $    21,959    $       108
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current Liabilities
         Accounts payable                                       $     1,610    $    60,465
         Secured notes payable to related party                          --        715,856
         Other current liabilities                                       --         21,054
                                                                -----------    -----------

          Total Current Liabilities                                   1,610        797,375

    Stockholders' Equity (Deficit)
         Preferred stock undesignated; $0.001 par value,
         8,551,801 shares authorized, no shares issued
         or outstanding                                                  --             --
         Common stock; $0.001 par value, 65,000,000
         shares authorized, 9,161,629 and 867,324 shares
         issued and outstanding                                       9,161            867
         Additional paid in capital                               2,952,135      2,027,974
         Deficit accumulated during the development stage        (2,940,947)    (2,826,108)
                                                                -----------    -----------

         Total Stockholders' Equity (Deficit)                        20,349       (797,267)
                                                                -----------    -----------

         Total Liabilities and Stockholders' Equity (Deficit)   $    21,959    $       108
                                                                ===========    ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                        Dec. 17, 1993
                                             Three Months                     Six Months                 (Inception)
                                           Ending Sept. 30,                 Ending Sept. 30                Through
                                      --------------------------      ----------------------------      -------------
                                          2004          2003             2004             2003          Sept. 30, 2004
                                      -----------    -----------      -----------      -----------      -------------
Revenue                               $        --    $        --      $        --      $        --      $          --

  Professional fees                        18,434             --           41,508               --             41,508
  Other general and
    administrative expense                 10,738             --           64,315               --             64,315
                                      -----------    -----------      -----------      -----------      -------------

Loss from continuing
    operations                            (29,172)           (--)        (105,823)             (--)          (105,823)

Discontinued Operations
  Income (loss) from discontinued
    engine business                            --        (38,474)          (9,016)        (110,836)        (3,516,253)
Gain on disposition of
    business segment                           --             --               --          681,129            681,129
                                      -----------    -----------      -----------      -----------      -------------


Net income (loss)                     $   (29,172)   $   (38,474)     $  (114,839)     $   570,293      $  (2,940,947)
                                      ===========    ===========      ===========      ===========      =============

Net income (loss) per share:
   Continuing operations              $         *    $        --      $     (0.01)     $        --      $       (0.11)
   Discontinued operations                     --          (0.05)               *             0.73              (2.91)
                                      -----------    -----------      -----------      -----------      -------------

                                      $         *    $     (0.05)     $     (0.01)     $      0.73      $       (3.02)
                                      ===========    ===========      ===========      ===========      =============

Weighted average number of
  shares outstanding,
  basic and diluted                     9,161,629        851,522        7,517,886          776,320            975,024
                                      ===========    ===========      ===========      ===========      =============

-------
* Less than $0.01 per share.

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Dec. 17, 1993
                                                                  Six Months Ending           (Inception)
                                                                    September 30,               Through
                                                                2004             2003        Sept. 30, 2004
                                                            -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $  (114,839)     $   570,293      $(2,940,947)
  Adjustments to reconcile net income (loss) to net
    cash flows from operations:
     Depreciation and amortization                                   --           12,055          397,398
     Gain (loss) on disposition of assets                            --         (681,129)        (654,180)
     Gain on settlement of obligations                               --         (116,826)        (295,955)
     Secured notes issued for services                               --           59,374          138,374
     Stock issued for accrued interest                               --           37,624               --
     Stock issued for services                                   50,000            2,500           73,500
     Other non-cash stock issuances                                  --               --          191,036
     Amortization of deferred financing costs                        --               --           24,500
  Changes in assets and liabilities
     Net assets and liabilities of discontinued segment              --               --          778,602
     Accrued expenses and accounts payable                       (3,310)          44,951            1,610
                                                            -----------      -----------      -----------

Net cash flows from operating activities                        (68,149)         (71,158)      (2,286,062)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of machinery and equipment                                --               --         (470,035)
  Proceeds from sales of assets                                      --               --           87,000
                                                            -----------      -----------      -----------

Net cash flows from investing activities                             --               --         (383,035)
                                                            -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                              90,000               --          695,682
  Issuance of preferred stock, net of placement fees                 --               --          931,798
  Borrowings on notes and credit lines                               --           71,315        1,938,052
  Repayments of notes and capital leases                             --               --         (874,473)
                                                            -----------      -----------      -----------

Net cash flows from financing activities                         90,000           71,315        2,691,056
                                                            -----------      -----------      -----------

Net increase in cash and cash equivalents                        21,851              157           21,959

Cash and cash equivalents,
   beginning of period                                              108              259               --
                                                            -----------      -----------      -----------

Cash and cash equivalents,
  end of period                                             $    21,959      $       416      $    21,959
                                                            ===========      ===========      ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                       Dec. 17, 1993
                                                             Six Months Ending        (Inception) to
                                                                September 30,             Sept. 30
                                                           2004            2003             2004
                                                        -----------     -----------      -----------

 Forgiveness of related party debt                      $   103,455     $        --      $   103,455

 Secured notes issued for services rendered             $        --     $    59,374      $   138,374

 Secured notes issued for accrued interest              $        --     $    37,624      $    37,624

 Common stock issued in exchange for debt               $   689,000     $     2,500      $   810,437

 Preferred stock converted into common stock            $        --     $ 1,447,199      $ 1,447,199

 Preferred stock issued upon conversion of debt         $        --     $        --      $   252,325

 Machinery acquired under capital leases                $        --     $        --      $   172,314

 Preferred stock issued for services and fees           $        --     $        --      $    69,599

 Secured note issued for accounts payable               $        --     $        --      $    70,683

 Asset Disposition transactions
    Disposition of operating assets                     $        --     $  (291,382)     $  (291,382)
    Liabilities assumed by Aero Marine                           --         401,411          401,411
    Secured debt settled                                         --         571,100          571,100
    Resultant gain on disposition of assets                      --        (681,129)        (681,129)

Secured notes issued for debt, accrued interest and
    Other liabilities                                   $        --     $   566,488      $   566,488

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

   These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending March 31, 2004 and 2003. Operating results for the three months ending September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005.

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

   DISPOSED OPERATIONS

   The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations. On June 30, 2003, the Company disposed of all of its operating assets to satisfy the claims of creditors, and such asset disposition has been accounted for in accordance with SFAS No. 144. On May 4, 2004, the Company underwent a change in control and became a non-operating entity. Operations of the Company, prior to the change in control, are excluded from continuing operations.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

   As a result of the Asset Disposition, the Company no longer had any meaningful business assets, operations or sources of revenue. The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans is dependent on future events, there can be no assurance that future profitable operations will occur as planned.

   To further this business plan, on April 2, 2004, at a special meeting of the Company's stockholders, the stockholders voted to change the Company's name to Chiste Corporation. In addition, stockholders approved a 1-for-50 reverse stock split of the common shares outstanding, with no impact on the number of authorized shares, par value, or the common stock warrants outstanding.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

   Pursuant to the SPA, on May 4, 2004, the Company sold to KRM Fund an aggregate of 800,000 shares of its common stock, on a post-reverse split basis, at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM Fund purchased from Aztore the New Secured Note for a purchase price of $360,000, which KRM Fund immediately converted into 6,645,000 shares at a conversion price of $0.10 per share.

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

   On May 27, 2004, 400,000 shares of the Company's common stock were issued to Kevin R. Keating, the Company's sole officer and director, as compensation for services valued by the Company at $40,000. On May 27, 2004, 100,000 shares of the Company's common stock were issued to Bertrand T. Ungar for consulting services valued by the Company at $10,000. The stock is valued at a price of $0.10 per share, which is the same per share value of the cash purchases of common stock in the transactions mentioned above, which occurred contemporaneously. The Company considers this to be the best estimate of the fair value of the non-cash transaction.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

                                                                          Deficit
                                                                        Accumulated
                                                          Additional     During the        Total
                                         Common Stock       Paid-In      Development   Stockholders'
                                       Shares    Amount     Capital         Stage     Equity (Deficit)
                                     ---------   ------   -----------    -----------    ---------
Balance, April 1, 2004                 867,324   $  867   $ 2,027,974    $(2,826,108)   $(797,267)

Issuance of fractional
shares related to 1-for-50
reverse stock split                      4,305        4            (4)            --           --

Issuance of stock
for cash,  May 4,
2004, $0.10 per share                  800,000      800        79,200             --       80,000

Settlement of related party
notes and accrued interest
thereon, treated as a contribution
to capital                                  --       --       103,455             --      103,455

Secured notes converted to
stock, May 4, 2004, $0.10
per share                            6,645,000    6,645       657,855             --      664,500

Accounts payable converted to
stock, May 25, 2004, $0.10
per share                              245,000      245        24,255             --       24,500

Issuance of stock for
cash, April 2004, $0.01
per share                              100,000      100         9,900             --       10,000

Issuance of stock for
services, May 27, 2004, $0.10
per share                              500,000      500        49,500             --       50,000

Net loss                                    --       --            --       (114,839)    (114,839)
                                     ---------   ------   -----------    -----------    ---------

Balance, Sept. 30, 2004              9,161,629   $9,161   $ 2,952,135    $(2,940,947)   $  20,349
                                     =========   ======   ===========    ===========    =========

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 4 - GOING CONCERN

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended March 31, 2004 and 2003, the Company had no revenues, had losses from operations of $149,332 and $392,828, respectively, and had an accumulated deficit of $(2,940,947) at September 30, 2004. The Capital Restructuring Transactions provided that any remaining liabilities were either paid at closing, converted into shares of common stock, or assumed by Aztore. Therefore, the Company is no longer in default on any obligations.

   Although the Company's financial problems were addressed by the Capital Restructuring Transactions, the lack of a formal plan to implement new business operations and the uncertainty of future funding raises substantial doubt about the Company's ability to continue as a going concern. Consistent with its business plan, management plans to acquire an operating company that will have experienced management and opportunities for growth (See note 8). Management believes it can successfully complete an acquisition that will enable the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

   At September 30, 2004, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $2,834,000 that are available to offset future taxable income, if any. The net operating loss carryforwards expire in the years 2010 through 2021. The Capital Restructuring Transactions have impaired the Company's ability to utilize the remaining deferred income tax asset related to net operating loss carryforwards due to limitations imposed by Section 382 of the Internal Revenue Code. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at September 30, 2004.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 6 - OPTIONS AND WARRANTS

   The Company has approved an Equity Incentive Plan for the Company's directors, officers, key employees and consultants covering 120,000 shares of Company common stock (the "EIP.") Options granted under the EIP may be either "incentive stock options," as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options," subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to an optionee who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors and must be exercised within ten years of the date of grant. The EIP expires June 14, 2009. The Company intends to terminate the EIP in connection with the closing of the Merger Agreement (see Note 8).

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

   Under the provisions of SFAS No. 123, there were no vested options for the quarter ended September 30, 2004 used to determine net earnings and earnings per share under a pro forma basis. The fair value of each option grant is imputed using the minimum value method and is based on the most recent arm's-length stock issuance transaction. There were no stock options granted in the six months ended September 30, 2004. As part of the Asset Disposition, all stock options issued under the Company's EIP were terminated by mutual agreements and settlements effective September 30, 2003.

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

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

NOTE 7 - RELATED PARTY TRANSACTIONS

   The sole officer and director of the Company, Kevin R. Keating, is the father of the principal stockholder of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority shareholder of the Company, and is a 90% owner of Keating Securities, LLC, a registered broker-dealer. KRM Fund owns approximately 82% of the outstanding shares of the Company's common stock as of September 30, 2004. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, Keating Securities, LLC or KRM Fund and disclaims any beneficial interest in the shares of the Company's stock owned by KRM Fund. Similarly, Keating Investments, LLC, Keating Securities, LLC and KRM Fund disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

   On June 10, 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. During the current quarter, $3,000 was paid pursuant to this agreement and $1,000 remains in accounts payable at September 30, 2004. The agreement between the Company and Vero will be terminated at or prior to the closing of the Merger Agreement (see Note 8).

   On July 30, 2004, the Company engaged Keating Securities, LLC to act as its exclusive managing placement agent, on a best efforts basis, under a private placement offering in a minimum amount of $2,250,00 and a maximum of $4,200,000 ("Placement Offering"). The ICON acquisition (see Footnote 8) is conditioned on the Company's successful completion of the Placement Offering in an amount not less than $2,250,000. No funds have been raised under the Placement Offering.

                               CHISTE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 8 - AGREEMENT AND PLAN OF MERGER

   The Company entered into an Agreement and Plan of Merger ("the Merger Agreement") to acquire ICON Textile Laser Systems, Inc. ("ICON"), a manufacturer and marketer of a complete line of laser equipment systems for the textile and apparel finishing industry located in Vernon, California.

   On September 21, 2004, the Company, ICON Textile Laser Systems, Inc. ("ICON"), a manufacturer and marketer of a complete line of laser equipment systems for the textile and apparel finishing industry located in Vernon, California, ICON Acquisition, Inc., a wholly owned subsidiary formed by the Company, certain ICON stockholders and Keating Reverse Merger Fund, LLC ("KRM Fund"), the controlling shareholders of Chiste, entered into an Agreement and Plan of Merger ("Merger Agreement") by which ICON will merge with ICON Acquisition, Inc. and be the surviving corporation, and become a wholly owned subsidiary of the Company (the "Merger"). In connection with the Merger, each of ICON's 2,071,000 shares of outstanding common stock will be converted into the right to receive one (1) share of Company's common stock. Accordingly, assuming no ICON stockholder exercises his dissenter's rights, the Company will issue 2,071,000 shares of its common stock in exchange for all the outstanding shares of ICON common stock. ICON has no securities outstanding other than 2,071,000 shares of ICON common stock. Prior to consummation of the Merger, the Company is required to effect a 1-for-25 reverse stock split.

   Consummation of the Merger is conditioned upon, among other things, the Company completing the Placement Offering in an amount not less than $2,250,000.

   The Merger  Agreement may be terminated  as follows:  (i) by mutual  consent,
   (ii) by either party if the reverse merger is not consummated by October 31, 2004, (iii) by either party if the reverse merger is prohibited by issuance of an order, decree or ruling, or (iv) by either party if the other is in material breach of any representation, warranty, covenant or agreement. In the event of termination, both parties are responsible for their expenses, except ICON will reimburse Chiste for executive background investigative costs up to $10,000.

   NOTE 9 - SUBSEQUENT EVENTS

   Through November 5, 2004, the Company has not raised any money under the Placement Offering. The Placement Offering terminated on October 31, 2004, without extension by the Company and the placement agent. The Merger Agreement may be terminated by either party if the Merger fails to occur by October 31, 2004. Neither party has formally terminated the Merger Agreement; however, to due the failure of the Company to raise the minimum amount required under the Placement Offering to complete the Merger, it is expected that the Merger Agreement will be formally terminated in the near future.

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

As a result of the Asset Disposition, the Company no longer had any meaningful business assets, operations or sources of revenue. The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans is dependent on future events, there can be no assurance that future profitable operations will occur as planned.

To further this business plan, on April 2, 2004, at a special meeting of the Company's stockholders, the stockholders voted to change the Company's name to Chiste Corporation. In addition, stockholders approved a 1-for-50 reverse stock split of the common shares outstanding, with no impact on the number of authorized shares, par value, or the common stock warrants outstanding.

On May 3, 2004, Aztore and the Company agreed to settle certain secured notes due Aztore, as well as all other amounts due Aztore, including amounts that Aztore had earned or may have earned under certain advisory agreements with the Company, by issuing Aztore a new secured note (the "New Secured Note") in the principal amount of $664,500. Pursuant to a Securities Purchase Agreement dated May 4, 2004 ("SPA"), the Company sold to Keating Reverse Merger Fund, LLC ("KRM Fund") an aggregate of 800,000 shares of its common stock at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM Fund purchased the New Secured Note from Aztore for $360,000, which KRM immediately converted into 6,645,000 shares of common stock at a conversion price of $0.10 per share (collectively, the "Capital Restructuring Transactions").

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

Currently, the Company has no meaningful business assets, operations or sources of revenue. The Company plans to pursue and negotiate a business combination, and has executed an Agreement and Plan of Merger with ICON Textile Laser Systems, Inc., a manufacturer and marketer of a complete line of laser equipment systems for the textile and apparel finishing industry located in Vernon, California (see Note 8 to the financial statements). Completion of the merger is conditioned upon, among other things, the Company completing a private placement offering (see Note 7 in the financial statements) in an amount not less than $2,250,000. The Company has not raised any money under the private placement offering, and the placement offering terminated on October 31, 2004, without extension by the Company and the placement agent. The merger agreement may be terminated by either party if the merger fails to occur by October 31, 2004. Neither party has formally terminated the merger agreement; however, due the failure of the Company to raise the minimum amount required under the placement offering to complete the merger, it is expected that the merger agreement will be formally terminated in the near future.

If the merger agreement is terminated, the Company plans to continue to pursue a business combination with an operating company. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, namely, a business combination with an operating company, there can be no assurance that future profitable operations will occur as planned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

For the six months ended September 30, 2004 the Company had no activities that produced revenues from operations.

For the six months ending September 30, 2004, the Company had net losses of $(114,839), as compared with net income of $570,293 for the corresponding period of 2003. In 2003, the Company disposed of certain assets to satisfy debt, resulting in a gain on disposal.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets as September 30, 2004 are $21,959, which is comprised of cash. The Company's current liabilities are $1,610. The Company has no long-term debt. Total stockholders' equity as of June 30, 2004 is $20,349.

Pursuant to the SPA, the Company sold to KRM Fund 800,000 shares of its common stock, on a post-reverse split basis, at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM Fund purchased from Aztore the New Secured Note for a purchase price of $360,000, which KRM Fund immediately converted into 6,645,000 shares of the Company's common stock at a conversion price of $0.10 per share.

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

On July 30, 2004, the Company engaged Keating Securities, LLC to act as its exclusive managing placement agent, on a best efforts basis, under a private placement offering in a minimum amount of $2,250,000 and a maximum of $4,200,000. The ICON acquisition is also conditioned on the Company's successful completion of a private placement offering of its common stock in an amount not less than $2,250,000. No funds have been raised under the placement offering, and the placement offering terminated on October 31, 2004, without extension by the Company and the placement agent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                              Six months ended September 30,
                                                 2004                2003
                                               --------            --------
Operating activities                           $(68,149)           $(71,158)
Investing activities                                 --                  --
Financing activities                             90,000              71,315
                                               --------            --------

Net effect on cash                             $ 21,851            $    157
                                               ========            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PLAN OF OPERATIONS

The Company's Plan of Operations is based on identifying and attracting a suitable privately held company, one that has both a business history and operating assets, with which to effect a business combination.

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in an operating business presented to it by persons or firms who or which desire to seek the advantages of an issuer who has complied with the reporting requirements of the Securities Act of 1934, as amended ("1934 Act"). The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business combinations. Management anticipates that it may be able to participate in only one potential business combination because the Company has nominal assets and limited financial resources.

The Company may seek a business combination with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, the Company's management believes that there are numerous firms seeking the benefits of an issuer who has complied with the reporting requirements of the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, the Company's management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements of the 1934 Act without incurring the cost and time required to conduct an initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. The Company's management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. The Company may engage financial advisors and investment banking firms to assist it in identifying and analyzing prospective business opportunities. Due to the limited financial resources of the Company, it is likely that these advisors and firms will be compensated, generally on a success basis, in the form of cash and the Company's stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

To complete a merger or acquisition, the Company may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of private company targets and the negotiation and completion of the transaction. Due to the Company's limited resources, it is expect that all or a portion of this compensation will be in the form of the Company's common stock, which will have a further dilutive effect on the percentage of shares held by the Company's existing stockholders.

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

On September 21, 2004, the Company entered into an Agreement and Plan of Merger with ICON Textile Laser Systems, Inc., a manufacturer and marketer of a complete line of laser equipment systems for the textile and apparel finishing industry located in Vernon, California (see Note 8 to the financial statements). Completion of the merger is conditioned upon, among other things, the Company completing the a private placement offering (see Note 7 in the financial statements) in an amount not less than $2,250,000. The Company has not raised any money under the private placement offering, and the placement offering terminated on October 31, 2004, without extension by the Company and the placement agent. The merger agreement may be terminated by either party if the merger fails to occur by October 31, 2004. Neither party has formally terminated the merger agreement; however, due the failure of the Company to raise the minimum amount required under the placement offering to complete the merger, it is expected that the merger agreement will be formally terminated in the near future.

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

            None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

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

            (b)   Reports on Form 8-K

            The following current reports were filed during the quarter ended September 30, 2004:

            On July 7, 2004, the Company filed a current report on Form 8-K disclosing the execution of a Letter of Intent dated July 1, 2004 to acquire ICON Textile Laser Systems, Inc.

            On September 23, 2004, the Company filed a current report on Form 8-K disclosing the execution of an Agreement and Plan of Merger dated September 21, 2004 with ICON Textile Laser Systems, Inc., a Delaware corporation ("ICON"), for the merger of ICON with and into a wholly owned subsidiary of the Company, ICON Acquisition Corp.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CHISTE CORPORATION


                                              By:   /s/ Kevin R. Keating
                                                    ---------------------------
                                                    Principal Executive Officer
                                                    Principal Financial Officer

Date: November 12, 2004