Form 10QSB
period 2004-12-31
CHISTE CORP
filed 2005-02-14
CIK 1124394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: December 31, 2004

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

As of February 8, 2005, there were 9,261,629 shares of common stock, par value $0.001 per share, outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                                              1

           Condensed Balance Sheets, December 31, 2004 (unaudited)
           and March 31, 2004                                                                2

           Condensed Statements of Operations for the three and nine month periods ended December 31, 2004 and 2003 and for the period from
            inception (December 17, 1993) to December 31, 2004 (unaudited)                   3

           Condensed Statements of Cash Flows for the nine month periods ended
           December 31, 2004 and 2003 and for the period from inception
           (December 17, 1993) to December 31, 2004 (unaudited)                           4 - 5

           Notes to Condensed Financial Statements (unaudited)                            6 - 14

   Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                            15-21

   Item 3.      Controls and Procedures                                                     22

   PART II.OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K                                            23

       Signatures                                                                           24

       Certifications                                                                      25-27

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

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                         CONDENSED FINANCIAL STATEMENTS
                For the quarterly period ended December 31, 2004

                               CHISTE CORPORATION
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                    December 31,      March 31,
                                                                       2004             2004
                                                                    -----------    -----------
                                                                     (unaudited)
ASSETS

  Current Assets
         Cash                                                       $    13,031    $       108
                                                                    -----------    -----------

         Total Current Assets                                            13,031            108
                                                                    -----------    -----------

                Total Assets                                        $    13,031    $       108
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current Liabilities
         Accounts payable                                           $     1,060    $    60,465
         Secured notes payable to related party                              --        715,856
         Other current liabilities                                           --         21,054
                                                                    -----------    -----------

          Total Current Liabilities                                       1,060        797,375

    Stockholders' Equity (Deficit)
         Preferred stock undesignated; $0.001 par value,
         8,551,801 shares authorized, no shares issued
         or outstanding                                                      --             --
         Common stock; $0.001 par value, 65,000,000
         shares authorized, 9,261,629 and 867,324 shares
         issued and outstanding                                           9,261            867
         Additional paid in capital                                   2,962,035      2,027,974
         Deficit accumulated during the development stage            (2,959,325)    (2,826,108)
                                                                    -----------    -----------

         Total Stockholders' Equity (Deficit)                            11,971       (797,267)
                                                                    -----------    -----------

         Total Liabilities and Stockholders' Equity (Deficit)       $    13,031    $       108
                                                                    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                             Dec. 17, 1993
                                          Three Months                 Nine Months           (Inception)
                                        Ending Dec. 31,              Ending Dec. 31             Through
                                       2004          2003            2004          2003       Dec. 31,2004
                                    -----------    -----------    -----------    -----------    -----------
Revenue                             $        --    $        --    $        --    $        --    $        --

  Professional fees                      13,489             --         54,997             --         54,997
  Other general and
    administrative expense                4,889             --         69,204             --         69,204
                                    -----------    -----------    -----------    -----------    -----------

Loss from continuing
    operations                          (18,378)  (        --)       (124,201)   (        --)      (124,201)

Discontinued Operations
  Income (loss) from discontinued
    engine business                          --        (22,370)        (9,016)      (133,206)    (3,516,253)
Gain on disposition of
    business segment                         --             --             --        681,129        681,129
                                   -----------    -----------    -----------    -----------    -----------

Net income (loss)                   $   (18,378)   $   (22,370)   $  (133,217)   $   547,923    $(2,959,325)
                                    ===========    ===========    ===========    ===========    ===========

Net income (loss) per share:
   Continuing operations            $         *    $        --    $     (0.02)   $        --    $    (0.11)

   Discontinued operations                   --          (0.03)             *           0.68         (2.44)
                                   -----------     -----------    -----------    -----------   -----------

                                    $        --    $     (0.03)   $     (0.02)   $      0.68     $   (2.55)
                                   ===========    ===========    ===========    ===========    ===========

Weighted average number of
  shares outstanding,
  basic and diluted                   9,207,281        851,522      8,083,050        801,479      1,162,910
                                    ===========    ===========    ===========    ===========    ===========

* Less than $0.01 per share.

    The accompanying notes are an integral part of the financial statements.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Dec.17,1993
                                                             Nine Months Ending          (Inception)
                                                                 December 31,            Through
                                                             2004            2003       Dec. 31,2004
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $  (133,217)   $   547,923    $(2,959,325)
  Adjustments to reconcile net income (loss) to net
    cash flows from operations:
     Depreciation and amortization                                 --         12,055        397,398
     Gain (loss) on disposition of assets                          --       (681,129)      (654,180)
     Gain on settlement of obligations                             --       (116,826)      (295,955)
     Secured notes issued for services                             --         59,374        138,374
     Stock issued for accrued interest                             --         37,624             --
     Stock issued for services                                 60,000          2,500         83,500
     Other non-cash stock issuances                                --             --        191,036
     Amortization of deferred financing costs                      --             --         24,500
  Changes in assets and liabilities
     Net assets and liabilities of discontinued segment            --             --        778,602
     Accrued expenses and accounts payable                     (3,860)        67,159          1,060
                                                          -----------    -----------    -----------

Net cash flows from operating activities                      (77,077)       (71,320)    (2,294,990)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of machinery and equipment                              --             --       (470,035)
  Proceeds from sales of assets                                    --             --         87,000
                                                          -----------    -----------    -----------

Net cash flows from investing activities                           --             --       (383,035)
                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                            90,000             --        695,682
  Issuance of preferred stock, net of placement fees               --             --        931,798
  Borrowings on notes and credit lines                             --         71,315      1,938,052
  Repayments of notes and capital leases                           --             --       (874,476)
                                                          -----------    -----------    -----------

Net cash flows from financing activities                       90,000         71,315      2,691,056
                                                          -----------    -----------    -----------

Net increase in cash and cash equivalents                      12,923             (5)        13,031

Cash and cash equivalents,
   beginning of period                                            108            259             --
                                                          -----------    -----------    -----------

Cash and cash equivalents,
  end of period                                           $    13,031    $       254    $    13,031
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

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                   Dec.17,1993
                                                          Nine Months Ending      (Inception) to
                                                              December 31,            Dec. 31
                                                         2004           2003           2004


 Forgiveness of related party debt                    $   103,455   $        --    $   103,455

 Secured notes issued for services rendered           $        --   $    59,374    $   138,374

 Secured notes issued for accrued interest            $        --   $    37,624    $    37,624

 Common stock issued in exchange for debt             $   689,000   $     2,500    $   810,437

 Preferred stock converted into common stock          $        --   $ 1,447,199    $ 1,447,199

 Preferred stock issued upon conversion of debt       $        --   $        --    $   252,325

 Machinery acquired under capital leases              $        --   $        --    $   172,314

 Preferred stock issued for services and fees         $        --   $        --    $    69,599

 Secured note issued for accounts payable             $        --   $        --    $    70,683

 Asset Disposition transactions
    Disposition of operating assets                   $        --   $  (291,382)   $  (291,382)
    Liabilities assumed by Aero Marine                         --       401,411        401,411
    Secured debt settled                                       --       571,100        571,100
    Resultant gain on disposition of assets                    --      (681,129)      (681,129)

Secured notes issued for debt, accrued interest and
    Other liabilities                                 $        --   $   566,488    $   566,488

    The accompanying notes are an integral part of the financial statements.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

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

   These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending March 31, 2004 and 2003. Operating results for the three months ending December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005.

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

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

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

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

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

   On November 19, 2004, 100,000 shares of the Company's common stock were issued to a financial consultant for valued by the Company at $10,000. The stock is valued at a price of $0.10 per share, which is the best estimate of the fair value of the non-cash transaction.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                Deficit
                                                                               Accumulated
                                                                Additional     During the         Total
                                          Common Stock          Paid-In         Development   Stockholders'
                                       Shares        Amount      Capital          Stage      Equity (Deficit)
                                     -----------   -----------   -----------    -----------    -----------
Balance, April1, 2004                    867,324   $       867   $ 2,027,974    $(2,826,108)   $  (797,267)

Issuance of fractional
shares related to 1-for-50
reverse stock split                        4,305             4            (4)            --             --

Issuance of stock
for cash,  May 4,
2004, $0.10 per share                    800,000           800        79,200             --         80,000

Settlement of related party
notes and accrued interest
thereon, treated as a contribution
to capital                                    --            --       103,455             --        103,455

Secured notes converted to
stock, May 4, 2004, $0.10
per share                              6,645,000         6,645       657,855             --        664,500

Accounts payable converted to
stock, May 25, 2004, $0.10
per share                                245,000           245        24,255             --         24,500

Issuance of stock for
cash, May 2004, $0.10
per share                                100,000           100         9,900             --         10,000

Issuance of stock for
services, May 27, 2004, $0.10
per share                                500,000           500        49,500             --         50,000

Issuance of stock for
services, November, 2004, $0.10
per share                                100,000           100         9,900             --         10,000

Net loss                                      --            --            --       (133,217)      (133,217)
                                     -----------   -----------   -----------    -----------    -----------
Balance, Dec. 31, 2004                 9,261,629   $     9,261   $ 2,962,035    $(2,959,325)   $    11,971
                                     ===========   ===========   ===========    ===========    ===========

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

NOTE 4 - GOING CONCERN

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended March 31, 2004 and 2003, the Company had no revenues, had losses from operations of $149,332 and $392,828, respectively, and had an accumulated deficit of $(2,959,325) at December 31, 2004. The Capital Restructuring Transactions provided that any remaining liabilities were either paid at closing, converted into shares of common stock, or assumed by Aztore. Therefore, the Company is no longer in default on any obligations.

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

   At December 31, 2004, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $2,842,000 that are available to offset future taxable income, if any. The net operating loss carryforwards expire in the years 2010 through 2024. The Capital Restructuring Transactions have impaired the Company's ability to utilize the remaining deferred income tax asset related to net operating loss carryforwards due to limitations imposed by Section 382 of the Internal Revenue Code. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at December 31, 2004.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                December 30, 2004
                                   (Unaudited)

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

   Under the provisions of SFAS No. 123, there were no vested options for the quarter ended December 31, 2004 used to determine net earnings and earnings per share under a pro forma basis. The fair value of each option grant is imputed using the minimum value method and is based on the most recent arm's-length stock issuance transaction. There were no stock options granted in the nine months ended December 31, 2004. As part of the Asset Disposition, all stock options issued under the Company's EIP were terminated by mutual agreements and settlements effective September 30, 2003.

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

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                December 30, 2004
                                   (Unaudited)

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

NOTE 7 - RELATED PARTY TRANSACTIONS

   The sole officer and director of the Company, Kevin R. Keating, is the father of the principal stockholder of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority shareholder of the Company, and is a 90% owner of Keating Securities, LLC, a registered broker-dealer. KRM Fund owns approximately 81.5% of the outstanding shares of the Company's common stock as of December 31, 2004. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, Keating Securities, LLC or KRM Fund and disclaims any beneficial interest in the shares of the Company's stock owned by KRM Fund. Similarly, Keating Investments, LLC, Keating Securities, LLC and KRM Fund disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

   On June 10, 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. During the current quarter, $3,000 was paid pursuant to this agreement and $1,000 remains in accounts payable at December 31, 2004.

   On July 30, 2004, the Company engaged Keating Securities, LLC to act as its exclusive managing placement agent, on a best efforts basis, under a private placement offering in a minimum amount of $2,250,000 and a maximum of $4,200,000 ("Placement Offering"). The Placement Offering was terminated without extension on October 31, 2004, and no funds were raised under the Placement Offering.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

NOTE 8 - AGREEMENT AND PLAN OF MERGER

On September 21, 2004, the Company, ICON Textile Laser Systems, Inc. ("ICON"), a manufacturer and marketer of a complete line of laser equipment systems for the textile and apparel finishing industry located in Vernon, California, ICON Acquisition, Inc., a wholly owned subsidiary formed by the Company, certain ICON stockholders and Keating Reverse Merger Fund, LLC ("KRM Fund"), the controlling shareholders of Chiste, entered into an Agreement and Plan of Merger ("Merger Agreement") by which ICON will merge with ICON Acquisition, Inc. and be the surviving corporation, and become a wholly owned subsidiary of the Company (the "Merger"). On November 17, 2004 the Company and ICON entered into a Mutual Termination Agreement to terminate the Merger Agreement and to abandon the Merger.

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

Currently, the Company has no meaningful business assets, operations or sources of revenue. The Company plans to pursue and negotiate a business combination, and had executed an Agreement and Plan of Merger on September 21, 2004 with ICON Textile Laser Systems, Inc., a manufacturer and marketer of a complete line of laser equipment systems for the textile and apparel finishing industry located in Vernon, California (see Note 8 to the financial statements). Completion of the merger was conditioned upon, among other things, the Company completing a private placement offering (see Note 7 in the financial statements) in an amount not less than $2,250,000. The Company did not raise any money under the private placement offering, and the placement offering was terminated on October 31, 2004, without extension by the Company and the placement agent. On November 17, 2004 the Company and ICON entered into a Mutual Termination Agreement to terminate the Merger Agreement and abandon the Merger.

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

Results of Operations

For the nine months ended December 31, 2004 the Company had no activities that produced revenues from operations.

For the nine months ending December 31, 2004, the Company had net losses of $(133,217), as compared with net income of $547,293 for the corresponding period of 2003. In 2003, the Company disposed of certain assets to satisfy debt, resulting in a gain on disposal.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The Company's total assets as December 31, 2004 are $13,031, which is comprised of cash. The Company's current liabilities are $1,060. The Company has no long-term debt. Total stockholders' equity as of December 31, 2004 is $11,971.

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

On July 30, 2004, the Company engaged Keating Securities, LLC to act as its exclusive managing placement agent, on a best efforts basis, under a private placement offering in a minimum amount of $2,250,000 and a maximum of $4,200,000. The ICON acquisition was conditioned on the Company's successful completion of a private placement offering of its common stock in an amount not less than $2,250,000. No funds were raised under the placement offering, and the ICON acquisition was terminated on November 17, 2004. On November 19, 2004, 100,000 shares of the Company's common stock were issued to a financial consultant for valued by the Company at $10,000. The stock is valued at a price of $0.10 per share, which is the best estimate of the fair value of the non-cash transaction.

The following is a summary of the Company's cash flows from operating, investing, and financing

                                                      Nine months ended December 31,
                                                2004                             2003
                                          ----------------                 ---------------
        Operating activities              $        (77,077)                $       (71,320)
        Investing activities                             -                               -
        Financing activities                        90,000                          71,315
                                          ----------------                 ----------------
 Net effect on cash                       $         12,923                 $            (5)
-----------------------------------------------------------

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

Measurement of non-cash compensation
On May 27, 2004, the Company issued 400,000 and 100,000 shares of common stock in lieu of compensation for services to Kevin R. Keating and Bertrand T. Ungar respectively. The stock is valued at $0.10 per share, which is the same value per share as the KRM Fund cash purchase of 100,000 shares on the same day and a previous cash purchase of 800,000 shares on May 4, 2004. On November 17, 2004, the Company issued 100,000 shares of common stock to Garish Financial, Inc., for services valued at $10,000. The Company values non-cash equity transactions in relation to contemporaneous cash sales of equivalent equity securities.

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

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

           On November 19, 2004, 100,000 shares of the Company's common stock were issued to a financial consultant for valued by the Company at $10,000. The stock is valued at a price of $0.10 per share, which is the best estimate of the fair value of the non-cash transaction.

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

              (b) Reports on Form 8-K

              The following current reports were filed during the quarter ended December 31, 2004:

              On November 17, 2004, the Company filed a current report on Form 8-K disclosing the execution of a Mutual Termination Agreement with ICON Textile Laser Systems, Inc. for the termination of the Merger Agreement.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHISTE CORPORATION


                                         By:   /s/ Kevin R. Keating
                                              ---------------------------------
                                               Principal Executive Officer
                                               Principal Financial Officer

Date:  February 10, 2005