Form 10KSB
period 2005-03-31
CHISTE CORP
filed 2005-06-17
CIK 1124394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   |X| ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                 ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         Commission File Number: 0-32065

                               CHISTE CORPORATION
        (Exact name of small business issuer as specified in its charter)

                Nevada                                     86-0965692
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)

            936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963
                    (Address of principal executive offices)

                                 (772) 231-7544
                           (Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                    Common Stock, Par Value $0.001 Per Share

                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 YES |X| NO |_|.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Issuer's revenues for its most recent fiscal year: $0

      As of May 17, 2005, 9,396,629 shares of the registrant's common stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of such stock of $0.25 as reported on May 17, 2005 by the NASD Over-the-Counter Bulletin Board) was approximately $1,986,250.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

           Transitional Small Business Disclosure Format (Check One):

                                 Yes |_| No |X|

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page

PART I

Item 1.    Description of Business...........................................  1

Item 2.    Description of Properties......................................... 10

Item 3.    Legal Proceedings................................................. 10

Item 4.    Submission of Matters to a Vote of Security Holders............... 10

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.......... 11

Item 6.    Management's Discussion and Analysis or Plan of Operations........ 13

Item 7.    Financial Statements.............................................. 18

Item 8.    Changes in and Disagreements With Accountants on Accounting and
                    Financial Disclosure..................................... 18

Item 8A.   Controls and Procedures........................................... 18

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act........ 19

Item 10.   Executive Compensation............................................ 22

Item 11.    Security Ownership of Certain Beneficial Owners and Management... 24

Item 12.   Certain Relationships and Related Transactions.................... 25

Item 13.   Exhibits and Reports on Form 8-K.................................. 27

Item 14.   Principal Accountant Fees and Services ........................... 29

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Summary and Recent Developments

      Chiste Corporation (referred to herein as the "Company", "Chiste", "we", "our", or "us") was incorporated in Nevada in July 1999 as TSI Handling, Inc. ("TSIH"). Dyna-Cam Engine Corporation, our predecessor, was originally incorporated in California in 1993 ("DCEC California"). Effective March 31, 2000, TSIH acquired all of the assets of DCEC California and shortly thereafter the Company changed its name to Dyna-Cam Engine Corporation ("Dyna-Cam").

      Dyna-Cam was in the business of developing an axial cam-drive, free piston design, internal combustion engine. We financed some of the Dyna-Cam engine development by borrowing from Aztore Holdings, Inc. ("Aztore"). On June 30, 2003, the Company disposed of all the Dyna-Cam operating assets (the "Asset Disposition"). Upon closing the Asset Disposition, resulting in a change of control, Aztore Holdings, Inc. ("Aztore") became the Company's controlling stockholder.

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

      On May 3, 2004, Aztore and Chiste agreed to settle certain secured notes due Aztore, as well as all other amounts due Aztore, including amounts that Aztore had earned or may have earned under certain advisory agreements with Chiste, by issuing Aztore a new secured note (the "New Secured Note") in the principal amount of $664,500. Pursuant to a Securities Purchase Agreement dated May 4, 2004 ("SPA"), Chiste sold to Keating Reverse Merger Fund, LLC ("KRM Fund") an aggregate of 800,000 shares of its common stock at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM Fund purchased the New Secured Note from Aztore for $360,000, which KRM immediately converted into 6,645,000 shares of common stock at a conversion price of $0.10 per share (collectively, the "Capital Restructuring Transactions"). The closing of the Capital Restructuring Transactions became effective May 14, 2004. Concurrently, the principal executive office of Chiste was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963.

      Under and pursuant to the SPA, (i) Chiste filed an Information Statement pursuant to Rule 14(f)(1) with the SEC on May 7, 2005; (ii) Lanny R. Lang resigned as an officer and director; (iii) Kevin R. Keating was appointed as our Secretary effective May 4, 2004; (iv) Mr. Williams resigned as our President effective May 26, 2004, the date of filing of Chiste's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, and Mr. Keating was appointed our President as of such date; and (v) effective May 26, 2004, having complied with Rule 14(f)(1), Kevin R. Keating was appointed a member of our Board of Directors, and concurrently Mr. Williams resigned from his position as a member of the Board of Directors.

      Currently, Chiste has no meaningful business assets, operations or sources of revenue. The Company plans to pursue and negotiate a business combination, and had executed an Agreement and Plan of Merger on September 21, 2004 with ICON Textile Laser Systems, Inc. ("ICON"), a manufacturer and marketer of a complete line of laser equipment systems for the textile and apparel finishing industry located in Vernon, California. Completion of the merger was conditioned upon, among other things, Chiste completing a private placement offering in an amount not less than $2,250,000. Chiste did not raise any money under the private placement offering, and the placement offering was terminated on October 31, 2004, without extension by Chiste and the placement agent. On November 17, 2004 Chiste and ICON entered into a Mutual Termination Agreement to terminate the Merger Agreement and abandon the Merger.

      Chiste plans to continue to pursue a business combination with an operating company. Ultimately, the continuation of Chiste as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, namely, a business combination with an operating company, there can be no assurance that future profitable operations will occur as planned.

      The accompanying financial statements include a "going concern" explanatory paragraph from our accountants.

Exchange Agreement with HydroGen, LLC

      On May 13, 2005, Chiste entered into an Exchange Agreement ("Exchange Agreement") with HydroGen, LLC, an Ohio limited liability company ("HydroGen"), certain members of HydroGen owning approximately 69.7% of HydroGen's currently outstanding membership interests, and Keating Reverse Merger Fund, LLC ("KRM Fund"). Under the Exchange Agreement, Chiste will, at closing, acquire all of the outstanding membership interests of HydroGen ("Interests") from the members of HydroGen ("HydroGen Members"), and the HydroGen Members will contribute all of their Interests to Chiste. In exchange, Chiste will issue to the HydroGen Members shares of Series B Convertible Preferred Stock, par value $0.001 per share, of Chiste ("Preferred Shares"), with each Preferred Share being convertible into 185.35215 shares of Chiste's common stock ("Conversion Shares"). As a condition of the closing of the transactions under the Exchange Agreement ("Closing"), all of the current members of HydroGen must execute or join the Exchange Agreement and agree to receive Preferred Shares in exchange for their Interests. Following the Closing, HydroGen, LLC will continue as a wholly-owned subsidiary of Chiste.

      Among the conditions to the Closing of the exchange transaction ("Exchange"), HydroGen will raise a minimum of $5,000,000 and a maximum of $10,000,000 in a private placement offering of Interests ("Placement") to accredited investors ("HydroGen Investors"). The holders of HydroGen's $2,000,000 of outstanding convertible bridge notes may convert their principal balances into Interests under the private placement, but any conversions will not count towards the minimum offering amount.

      The consummation of the Placement is contingent on the completion of the Exchange and an additional $7,000,000 being invested in Preferred Shares of Chiste, promptly following the Exchange, by certain institutional investors ("Institutional Investors"). The proposed investment by the Institutional Investors ("Investment") will involve the purchase of Preferred Shares directly from Chiste promptly after the Exchange, and the purchase price of the Preferred Shares received by HydroGen Investors in the Placement as a result of the exchange of their Interests will be the same as the purchase price of the Preferred Shares paid by the Institutional Investors in the Investment.

      Upon completion of the Exchange, the Placement and the Investment, the Preferred Shares issued by Chiste to the HydroGen Members, the HydroGen Investors and the Institutional Investors will represent in the aggregate 95.175% of Chiste's issued and outstanding shares of common stock on a fully diluted and as-converted basis (without giving effect to certain outstanding Chiste warrants that will expire June 30, 2005). Accordingly, the current stockholders of Chiste will own 4.825% of the outstanding common stock (or, 9,396,629 shares of Chiste common stock) immediately after completion of these transactions on a fully diluted and as-converted basis.

      At or prior to the closing of the Exchange, Chiste will also enter into a certain financial advisory agreement with Keating Securities, LLC ("Keating Securities"), a registered broker-dealer, under which Keating Securities will be compensated by Chiste for its advisory services rendered to Chiste in connection with the Exchange. The transaction advisory fee will be $325,000, with the payment thereof being subject to the closing of the Exchange. Keating Securities, LLC is an affiliate of Keating Investments, LLC, the managing member of KRM Fund, our controlling stockholder.

      The transactions under the Exchange Agreement are presently anticipated to close by June 30, 2005. However, there is no assurance that the transactions contemplated under the Exchange Agreement will be completed.

      HydroGen is a development stage company, organized in 2001 and established as a limited liability company in January 2002. One of the founding members contributed various intellectual property assets and technologies which it had acquired from Westinghouse Electric Corporation, some of which were developed under a Department of Energy (DOE) sponsored research and development program.

      HydroGen was established to be a developer of multi-megawatt fuel cell systems utilizing its proprietary 400 kilowatt (kW) phosphoric acid fuel cell
(PAFC) technology. HydroGen is positioning itself to compete in the rapidly growing distributed generation market, by offering complete fuel cell systems in the 6-30 megawatt (MW) range at prices that HydroGen's management believes will be competitive with incumbent generating technologies in this size class, and significantly lower than other fuel cell technologies.

      HydroGen's technology and approach are unique because air-cooled PAFC fuel cells are used, and the individual fuel cell stacks are detached from the hydrogen source. HydroGen's management believes this approach will result in significant cost savings, since air-cooled stacks are inherently simple to manufacture, and because HydroGen's fuel cell power plants can utilize either mature, large-scale hydrogen plant technology or existing hydrogen infrastructure to supply hydrogen to the fuel cell stacks.

      HydroGen's products provide close to zero-emission, net water-generating, reliable, high-quality electric power from hydrogen. These products address directly the problems associated with the current inefficient, centralized, combustion-based energy system by offering economically competitive fuel cell systems that will accelerate market entry of the "hydrogen economy."

      Target markets for HydroGen systems include the general industrial cogeneration market, grid support and distributed generation for utilities, educational and municipal institutions seeking clean power, and niche markets associated with the existing global hydrogen production infrastructure. HydroGen has done extensive market research, supported in part by the DOE, and is working in partnership with major industrial gas companies, utilities, chemicals companies, and select government facilities to identify project locations for HydroGen's early series of units.

      Hydrogen's intellectual property includes certain rights and manufacturing assets for the 400 kW, air-cooled PAFC technology developed by Westinghouse and represented by a revocable, non-exclusive license to use all technology developed pursuant to the DOE sponsored program. In addition, Westinghouse undertook its own development of module designs and manufacturing plans, and constructed a manufacturing facility and working prototype module. During this manufacturing and prototype program, Westinghouse privately developed recipes, processes and plans for designing and manufacturing phosphoric acid fuel cells. That intellectual property, maintained by Westinghouse as trade secrets, has been transferred to the HydroGen along with all of Westinghouse's rights to the technology developed under the DOE research and development program, and has since been maintained as closely held secrets.

      Most of HydroGen's core intellectual property has been maintained as trade secrets, which are kept in the form of drawings, recipes, process descriptions and other writings. HydroGen has kept, and intends to continue to keep, these secrets closely guarded, distributing them on a need to know basis only, and implementing strict confidentiality and non-use agreements when disclosure is necessary.

      Although most of the core technology has been maintained as trade secrets, Westinghouse applied for and received patents from time to time related to the technologies. These were all subsequently assigned to the DOE. A non-exclusive license to use these patents has been assigned, to HydroGen. Although, most of the DOE patents have expired or were allowed by the DOE to lapse, the DOE did maintain four key patents, which remain in effect today. HydroGen has submitted an application to the DOE for an exclusive license for the continuing patents. The application is now under DOE review, which review includes a 30 day public comment period before the DOE can grant the exclusive license. If the DOE is unable to grant the exclusive license, HydroGen will be able to continued use the patents on a non-exclusive, licensed basis.

      HydroGen occupies approximately 30,000 square feet of manufacturing facilities in Jefferson Hills, PA (near Pittsburgh), and operates them as its pilot manufacturing plant. Hydrogen intends to use some of the capital it proposes to raise to increase the production capacity of this facility from the current 2MW/year capacity to 4-5 MW/year. The facility includes production equipment for the electrodes, graphite plates, stacks, and various non-repeating components of the fuel cells and fuel cell stacks. The long-term plan is to expand production by deploying an automated manufacturing plant capable initially of producing 25MW (62 modules) per year, and later 100MW (250 modules) per year.

      HydroGen's business model is to sell on a turnkey basis 6-30MW power plants, based on a standardized 2MW power island consisting of five of its 400kW modules. Additionally, HydroGen plans to generate recurring revenues from the sale of operations and maintenance services and ongoing lease revenues for the 400kW modules which must be replaced every 40,000 hours initially.

      There are many risks associated with the business of HydroGen, some of which are indicated below. HydroGen is a development stage company with a limited operating history on which it may be analyzed. HydroGen will be exposed to all the risks of establishing a new business in a developmental field, including finding appropriate personnel, managing development of its products and marketing efforts, and managing its capital resources and future funding. The intellectual property rights held by Hydrogen may require additional development which may require additional unplanned expense, and solving unanticipated engineering problems. HydroGen does not have experience in manufacturing fuel cell power plants on a commercial basis, and therefore, it may not be able to achieve market driven production standards and production volumes required to operate cost effectively. The principal intellectual property rights were developed by Westinghouse and the DOE, and there are some uncertainties as to the sufficiency and scope of those rights evidenced in the change of assignments and licenses. Others may assert interests in the HydroGen intellectual property rights which may impede or limit HydroGen's ability to capitalize on them. There could be barriers to obtaining customers because electric utility companies charge fees to industrial customers for disconnecting from the grid, for using less electricity or using the grid as a backup source. Because the HydroGen technology is new, it may not be readily accepted in the market place. HydroGen will require substantial capital to fully develop its business plan, which capital may not be available in the future or might be available only on terms that are not economic or subject to many conditions and limitations. From time to time and for various aspects of its operations, HydroGen will need to obtain permits and other government approvals which if not obtained on a timely basis will cause additional costs or limit or prevent required operations. There is much competition in the energy industry from conventional sources (i.e. combustion power generation manufacturers and renewable energy developers) and new alternative technologies (i.e. molten carbonate fuel cells, solid oxide fuel cells, and biomass energy sources), all of which will impact on HydroGen's ability to obtain a market presence and win customers. Any one or more of the above identified risks may affect the business operations adversely or require capital that may not be available when required, with the effect of an adverse economic impact on HydroGen and a loss of value in an investment in the parent holding company.

      Reference is hereby made to the Current Report on Form 8-K dated May 13, 2005 filed by Chiste with the U.S. Securities and Exchange Commission ("SEC") on May 18, 2005, which Report is hereby incorporated by reference.

History

      Prior to the disposition of the Dyna-Cam assets as discussed above, we were in the business of developing an axial cam-drive, free piston design, internal combustion engine. We financed some of this development by borrowing from Aztore under a secured line of credit agreement (the "LOC"). On January 4, 2003, Aztore made formal demand for immediate payment of its notes due under the LOC and further formally notified us of its intent to take further actions to collect the obligations due. In accordance with the LOC, Aztore advanced additional funds to maintain, store and protect its collateral while we were seeking a buyer or other alternative. Aztore also lent us money to maintain our corporate status.

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

      Immediately following the Asset Disposition, Aztore reinstated and amended the secured line of credit ("LOC"), which had been in default, reducing the amount of the LOC to $250,000. On August 30, 2003, Aztore agreed to further amend the LOC to increase the LOC to $800,000 and extend the maturity to March 31, 2006 (collectively, the "Amended LOC Agreement"). We issued secured notes under the Amended LOC Agreement ("Secured Notes") totaling approximately $566,500 to pay all of the unsecured debt, accrued interest and other liabilities due to Aztore as of August 30, 2003. In its sole discretion, Aztore could advance funds under the Amended LOC Agreement, if necessary, to settle remaining unpaid unsecured creditor claims and to pay ongoing operating liabilities. Aztore agreed to lower the interest rate from 18% to 10% per annum on the Secured Notes issued under the Amended LOC Agreement. In addition, Aztore waived its monthly consulting fees due under its Advisory Agreement retroactive to July 1, 2003. Pursuant to the Amended LOC Agreement, the Secured Notes are convertible into shares of common stock.

      On April 2, 2004, at a special meeting our stockholders approved a reverse stock split (the "Reverse Split"). Under the Reverse Split, one share of common stock was issued for each fifty shares previously outstanding (1-for-50), with no impact on the number of authorized shares, the par value, or the common stock warrants outstanding. Stockholders holding less than 5,000 shares of common stock but more than 100 shares received 100 shares after the Reverse Split. Stockholders holding less than 100 shares of common stock were not affected by the Reverse Split. No fractional shares were issued; all fractional share amounts were rounded up to the nearest whole share. Management had no intention to take Chiste private because of the Reverse Split or otherwise. All share amounts in the accompanying financial statements and this Form 10-KSB have been restated to give retroactive effect to the Reverse Split.

      The Reverse Split did not impact the number or exercise price of our outstanding warrants. The warrants continue to be callable at anytime for $.0001 per warrant. The warrants were to expire on June 30, 2004, but the board of directors extended the expiry of the warrants until June 30, 2005.

      On May 3, 2004, as an inducement to KRM Fund to enter into the SPA, we agreed to settle the aggregate of $725,925 of Secured Notes due Aztore under the Amended LOC Agreement, including $44,918 of accrued interest, by issuing Aztore a New Secured Note for $664,500. This Settlement Agreement also released Chiste from all future amounts due Aztore, which Aztore has earned or may earn, including investment banking fees, warrant exercise fees and any other fees and reimbursements under its Advisory Agreement. As another condition of this settlement, Aztore assumed other liabilities totaling $42,030 ("Other Liabilities") and agreed to indemnify and hold Chiste harmless from claims, expenses and or liabilities relating to the Other Liabilities.

      On May 4, 2004, pursuant to the SPA, we sold to KRM Fund an aggregate of 800,000 shares of common stock at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM Fund purchased the New Secured Note from Aztore, which KRM immediately converted into 6,645,000 shares of our common stock. Upon closing the Capital Restructuring Transactions, KRM owned 7,445,000 shares or 89.6% of our then issued and outstanding common stock. The closing of the Capital Restructuring Transactions became effective May 14, 2004. Concurrently, the principal executive office of Chiste was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963.

      Under and pursuant to the SPA, (i) Chiste filed an Information Statement pursuant to Rule 14(f)(1) with the SEC on May 7, 2005; (ii) Lanny R. Lang resigned as an officer and director; (iii) Kevin R. Keating was appointed as our Secretary effective May 4, 2004; (iv) Mr. Williams resigned as our President effective May 26, 2004, the date of filing of Chiste's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, and Mr. Keating was appointed our President as of such date; and (v) effective May 26, 2004, having complied with Rule 14(f)(1), Kevin R. Keating was appointed a member of our Board of Directors, and concurrently Mr. Williams resigned from his position as a member of the Board of Directors. Mr. Keating is the father of Timothy J. Keating, the Managing Member of KRM Fund. Kevin R. Keating has no ownership interest in KRM Fund and exercises no control over KRM Fund.

      In connection with the closing of the SPA, an unrelated judgment creditor entered into a release and settlement agreement dated April 28, 2004 pursuant to which the judgment creditor agreed to convert its $24,500 liability into 245,000 shares of common stock.

Employees

      Since June 30, 2003, we have not had any employees. Our sole officer and director, Kevin R. Keating, serves in such capacities without salary or bonus. Upon accepting his position as an officer and director in May 2004, we issued 400,000 shares of our common stock to Mr. Keating as compensation for services valued at $40,000.

      In June 2004, we have entered into a contract with Vero Management, LLC ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Vero is owned and managed by Mr. Keating. We pay Vero $1,000 per month for services provided to us.

Risk Factors

      Since the Asset Disposition, we have no material assets, liabilities or ongoing operations. Nevertheless, we believe that we may be able to recover some value for our shareholders by the adoption and implementation of a plan to seek, investigate and, if the results of the investigation warrant, effectuate a business combination with a suitable privately-held company that has both business history and operating assets. Our potential success will be primarily dependent on the efforts and abilities of our new management team, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction.

      Accordingly, an investment in our common stock involves investment risks and the possibility of the loss of an investor's entire investment. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

            1. No Current Operating Business. We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or business combination with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor's purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

            2. No Assurance of Success or Profitability. There is no assurance that we will acquire a suitable and favorable business opportunity in a reverse merger transaction. In addition, even if we become involved in a business opportunity, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our common stock will increase as a result of the acquired business opportunity.

            3. Possible Business - Not Identified and Highly Risky. Except as otherwise discussed in this Form 10-KSB with respect to HydroGen, we have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

            4. Type of Business Acquired. Except as otherwise discussed in this Form 10-KSB with respect to HydroGen, the type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

            5. Impracticability of Exhaustive Investigation. We have limited funds and lack full-time management which will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our limited capital and other resources to acquire a target business. Management decisions, therefore, likely will be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking to be acquired by us.

            6. Lack of Diversification. Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment. We only intend to acquire a single business opportunity and thus your investment will lack diversification.

            7. Possible Reliance upon Unaudited Financial Statements. We will require audited financial statements from target companies that we propose to acquire. No assurance can be given, however, that audited financials will be available at the closing of the reverse merger transaction. In cases where audited financials are unavailable, we will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. We, at the time of acquisition, will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that the shell company acquires. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. But, in cases where we have completed a reverse merger transaction in reliance on unaudited financial statements and audited statements cannot subsequently be obtained, the continued ability of the post-transaction company to remain a reporting company and publicly trading will be in jeopardy and may significantly reduce the value of your investment.

            8. Investment Company Regulation. We do not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). We believe that we will not become subject to regulation under the Investment Act because (i) we will not be engaged in the business of investing or trading in securities, and (ii) any acquisition undertaken will result in the target company obtaining a majority interest in us. Should there be a requirement to register as an investment company, it would cause significant registration and compliance costs. Any violation of the Investment Act will subject us to materially adverse consequences. Should the SEC find that we are subject to the Investment Act, and order registration under the Investment Act, we would resist such finding and take steps to avoid such registration. Irrespective of whether the SEC or we were to prevail in such dispute about whether or not we are an investment company, however, the damages and delays would be costly.

            9. Other Regulation. Any acquisition made by us may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Foreign companies may also be considered, and be subject to similar business regulations as are applicable in the United States and also may be subject to limitations on ownership by foreign persons and entities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other investment opportunities. We intend to pursue potential business opportunities in foreign countries, including China, and as such, such opportunities will be subject to foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, which will increase the risk of your investment.

            10. Dependence upon Management. We will be heavily dependent upon the skills, talents, and abilities of our management to implement our business plan. Our management may devote limited time to our affairs, which may be inadequate for our business, and may delay the acquisition of any business opportunity considered. Furthermore, management has little experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding our acquisition of a business opportunity. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning the management.

            11. Dependence upon Outside Advisors. To supplement the business experience of management, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Some of these outside advisors may be our affiliates or their affiliated entities. The selection of any such advisors will be made by our management without any input from stockholders.

            12. Conflicts of Interest. Our management has other business interests to which they will devote primary attention. As a result, conflicts of interest may arise that can be resolved only through the exercise by them of their judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse. It is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

            13. Need for Additional Financing. In all likelihood we will need additional funds to take advantage of any available acquisition business opportunity. Even if we were to obtain sufficient funds to acquire an interest in a business opportunity, we may not have sufficient capital to fully exploit the opportunity. Our ultimate success will depend upon our ability to raise additional capital at the time of the acquisition and thereafter. When additional capital may be needed, there can be no assurance that funds will be available from any source or, if available, that they can be obtained on acceptable terms.

            14. Borrowing Transactions. There is a possibility that any acquisition of a business opportunity by us will require borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This leverage could increase our exposure to larger losses. There is no assurance that any business opportunity acquired through borrowing and leverage will generate sufficient revenues to cover the related debt and expenses.

            15. No Foreseeable Dividends. We do not intend to pay any dividends. We do not foresee making any cash distributions in the manner of a dividend or otherwise.

            16. Loss of Control by Present Management and Stockholders. It is likely that any acquisition of an operating company will result in a change in control of the then current directors, officers and the stockholders. Therefore, our management prior to the acquisition will be changed to those of the target company and its stockholders, who will then control the combined company. At that time, our stockholders will be at investment risk for the decisions about the business by persons that they may not know or have any ability to influence through a board seat or by the voting mechanism of stockholders.

            17. Dilutive Effects of Issuing Additional Common Stock. In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after the reverse merger transaction.

            18. Thinly-traded Public Market. Our securities will be very thinly traded, and the price if traded may not reflect the value of the company. Moreover, there may be a reverse split of the shares which may not reflect the value of the company either. There can be no assurance that there will be an active market for our shares either now or after we complete the reverse merger. The market liquidity will be dependant on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

            19. Possible Rule 144 Sales. The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. Current stockholders who own 10% or more of our shares will likely be deemed an affiliate until 90 days after a reverse merger is completed with a target company. After such 90-day period, and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

ITEM 2. DESCRIPTION OF PROPERTIES.

      Prior to the Asset Disposition, we leased a 6,000 square foot facility adjacent to the Torrance Airport in Torrance, California, near Los Angeles on a month-to-month basis. From June 30, 2003 until May 4, 2004, we operated from Aztore 's offices in Phoenix, Arizona. Aztore did not charge rent or overhead for our use of their facility.

      Since May 4, 2004, we operated from the offices of Vero located at 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963. We have a management agreement with Vero under which Vero provides us with managerial and administrative services in exchange for $1,000 per month.

      We do not own any real or personal property nor do we have any plans to acquire any real or personal property in the future. We do not own any significant business operating assets. We do not maintain any policy of insurance to insure any property or business operations.

ITEM 3. LEGAL PROCEEDINGS.

      We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended March 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Our common stock was approved for quotation on September 21, 2001 on NASD's Over-the-Counter Bulletin Board under the symbol "DYCE". Effective May 14, 2004, our common stock commenced quotation under the symbol "CSTC" to reflect our name change to Chiste Corporation.

      Our common is traded from time to time on the over-the-counter market, and quotations may be found on the Over-the-Counter Bulletin Board. Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. Our stock is currently available for trading on NASD's Over-the-Counter Bulletin Board. Based on information available to us, the quotations below reflect the high and low bid quotation for our stock on the Over-the-Counter Bulletin Board for the fiscal years ended March 31, 2004 and 2005. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions. The prices set forth in the tables below reflect the Reverse Split as described in Item 1. Business Description, above.

               Fiscal Year ended March 31, 2005            High         Low
               --------------------------------            ----         ---
           First Quarter                                   $5.50       $0.30
           Second Quarter                                  $0.75       $0.30
           Third Quarter                                   $0.55       $0.17
           Fourth Quarter                                  $0.80       $0.20


               Fiscal Year ended March 31, 2004            High         Low
               --------------------------------            ----         ---
           First Quarter                                   $2.00       $1.00
           Second Quarter                                  $4.50       $1.00
           Third Quarter                                   $4.50       $2.50
           Fourth Quarter                                  $4.00       $2.00


      As of May 17, 2005, we had 9,396,629 shares of our common stock outstanding. There were approximately 224 holders of record of our common stock at May 17, 2005. In many instances, a record stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. Our transfer and warrant agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO 80401. Computershare's telephone number is (303) 262-0600.

      Chiste has six series of warrants outstanding, with each series comprising 400,000 warrants. The Series A Warrants and Series B Warrants allow the holder to purchase common stock at $2.00 per share. The Series C Warrants and Series D Warrants allow the holder of each warrant to purchase one share of common stock for $4.00. The Series E Warrants and Series F Warrants allow the holder to purchase common stock at $6.00. Each warrant is callable by Chiste for a price of $0.0001 per warrant at any time. The Reverse Split approved by stockholders on April 2, 2004 did not impact number or exercise price of Chiste's outstanding warrants. The effect of this special treatment of the warrants was to lower the exercise price of each warrant and to increase the number of shares of common stock into which each warrant is exercisable. The warrants continue to be callable at anytime for $.0001 per warrant. These Warrants were amended by the Company's Board of Directors on June 21, 2004 to extend the expiry date from June 30, 2004 to June 30, 2005.

      We have neither paid nor declared cash distributions or dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

      During the fiscal year ended March 31, 2004, 111,292 shares of common stock were issued upon conversion of our Series A Preferred stock and the remaining shares authorized for this class were returned to undesignated status. During the fiscal year ended March 31, 2004, we issued 20,000 shares of common stock to a former director and 20,000 shares to our former President for services rendered to Chiste.

      On May 4, 2004, pursuant to the SPA, Chiste sold to KRM Fund an aggregate of 800,000 shares of common stock at a price of $0.10 per share for a total purchase price of $80,000.

      In connection with the closing of the SPA, an unrelated judgment creditor entered into a release and settlement agreement dated April 28, 2004 pursuant to which the judgment creditor agreed to convert its $24,500 liability into 245,000 shares of our common stock.

      In order to fund Chiste's working capital needs, on May 27, 2004, Chiste sold to KRM Fund 100,000 shares of common stock at a purchase price of $0.10 per share, for an aggregate consideration of $10,000.

      On May 27, 2004, 400,000 shares of Chiste's common stock were issued to Kevin R. Keating, Chiste's sole officer and director, as compensation for services valued by Chiste at $40,000. On May 27, 2004, 100,000 shares of Chiste's common stock were issued to Bertrand T. Ungar for consulting services valued by Chiste at $10,000. The stock is valued at a price of $0.10 per share, which is same the per share value of the cash purchases of common stock in the transactions mentioned above, which occurred contemporaneously. The Company considers this to be the best estimate of the fair value of the non-cash transaction.

      On November 19, 2004, 100,000 shares of Chiste's common stock were issued to a financial consultant for services valued by Chiste at $10,000. The stock is valued at a price of $0.10 per share, which is the best estimate of the fair value of the non-cash transaction.

      On April 4, 2005, 135,000 shares of Chiste's common stock were issued to a financial consultant for services valued by Chiste at $13,500. The stock is valued at a price of $0.10 per share, which is the best estimate of the fair value of the non-cash transaction.

      Chiste has agreed to grant "piggyback" registration rights to KRM Fund, Kevin R. Keating and the financial consultant with respect to the above shares issued by Chiste.

      In connection with the above stock issuances, Chiste did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the purchasers fell into one or more of the categories that follow: an existing shareholder of Chiste, a creditor of Chiste, a current or former officer or director of Chiste, a service provider to Chiste, or an accredited investor with whom Chiste or an affiliate of Chiste had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, Chiste relied upon one or more of the exemptions from registration including, but limited to, those contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

      The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of Chiste, including plans and objectives related to the consummation of acquisitions and future private and public issuances of Chiste's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Chiste. Although Chiste believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Chiste or any other person that the objectives and plans of Chiste will be achieved.

      The words "we," "us" and "our" refer to Chiste. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-KSB or included in our previous filings with the Securities and Exchange Commission.

Plan of Operations

General Business Plan

      Our plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We may also be required to pay cash and/or equity fees to third parties that advise us in connection with the merger or business combination, commonly referred to as a reverse merger. These third party advisors may include certain affiliates of ours and their affiliated entities.

      Typically in connection with the reverse merger transaction involving us and the target company, there will be a capital funding event for the target business on a combined basis either at the time of the reverse merger or shortly thereafter. This may be a private placement by either us or the target company, if the funding event is contingent on the closing of the reverse merger. If the funding event is after the reverse merger, it will likely be a public offering or private placement of our securities. It will often be the case that the liquidity opportunity for our existing stockholders will be tied to the ability of the old and new investors of the target enterprise to have liquidity in the market for their financial investment. Therefore, our stockholders may have to continue to hold their investment or may face competition in being able to sell their shares in the post-transaction business in the public market, which may depress the price for such a volume of securities.

      We will not restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. This discussion of our plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

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

      We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous potential targets with either sound business ideas or operations seeking the benefits of a shell company that has complied with the federal reporting requirements for public companies and is publicly trading. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. We will, however, be able to offer owners of target candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements under federal securities laws without incurring the cost and time required to conduct an initial public offering.

      The analysis of new business opportunities will be undertaken by, or under the supervision of, our management who will likely engage outside advisors to assist us in this analysis. Some of these outside advisors may be affiliates of ours or their affiliated entities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our advisors. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we or our advisors expect to meet personally with or interview management and key personnel.

      We may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expect that all or a portion of this compensation will be in the form of our common stock or from cash provided by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held our stockholders. Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, will also act as a financial advisor in connection with the reverse merger transaction and will be paid a cash and/or equity fee upon the successful closing of the reverse merger.

      We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities

      In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders. Further, upon consummation of a reverse merger transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our management, as part of the terms of the reverse merger transaction, may resign and may be replaced by new directors without a vote of our stockholders. Any and all sales of shares of our common stock may only be made in compliance with the securities laws of the United States and any applicable state.

      It is anticipated that certain securities issued by us in connection with the reverse merger would be issued in reliance upon exemptions from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the reverse merger transaction, we will be asked to agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. In such a case, we will attempt to negotiate the registration of some or all of our current outstanding shares which are restricted, but there is no guarantee that this will be accomplished or, if accomplished, that the registration rights will be identical. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a reverse merger and is no longer considered an inactive company. The issuance of substantial additional securities by us in connection with the reverse merger and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

      While the actual terms of a reverse merger transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the equity interest retained by our current stockholders would be less than 20 percent of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity interests of our stockholders.

      In addition to the tax considerations discussed above, it is likely that in any reverse merger, and depending upon, among other things, the target company's assets and liabilities, the equity interests of our stockholders after the transaction will be a small percentage of the post-transaction company. The percentage ownership may be subject to significant reduction in the event we acquire a target company with significant assets and expectations of growth.

      We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of the acquisition agreements cannot be predicted, generally such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default and remedies therefor; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after closing; (iv) outline the manner of bearing costs, including costs associated with our attorneys and accountants; (v) set forth indemnification provisions; and (vi) include miscellaneous other terms.

      As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. Included in these requirements is the affirmative duty to file independent audited financial statements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-K (or Form 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure compliance with the reporting requirements under federal securities laws, or if the audited financial statements provided do not conform to the representations made by the business to be acquired, we will attempt to negotiate a provision in the definitive closing documents to void the transaction. However, there is no guarantee that we will be successful in including such a provision and, in such case, the continued ability of the post-transaction company to remain a reporting company and publicly trading may be in jeopardy.

Competition

      We are an insignificant participant among the firms which engage in the reverse merger of shell companies into an operating business. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. As a result, we may not be able to find suitable target companies with which to complete a reverse merger transaction.

Results of Operations

Year ended March 31, 2005 as compared with March 31, 2004

      For the fiscal years ended March 31, 2004 and 2005, the Company had no activities that produced revenues from operations.

      For the fiscal year ended March 31, 2005, the Company had net losses of $168,706, as compared with net income of $560,695 for the fiscal year ended March 31, 2004. For the fiscal year ended March 31, 2004, the net income includes a gain from disposition of the Dyna-cam business segment of $681,129, which was partly offset by a loss from the discontinued Dyna-cam business of $120,434. For the fiscal year ended March 31, 2005, the loss from continuing operations was $159,521 comprised primarily of professional fees and other administrative costs.

Liquidity and Capital Resources

      A summary of Chiste's operating, investing and financing activities is as follows:

                                        Fiscal Year ended     Fiscal Year ended
                                         March 31, 2005          March 31, 2004
                                         --------------          --------------

        Cash flows from:
        Operating activities                ($34,126)              ($77,966)
        Investing activities                      --                     --
        Financing activities                 $90,000                $77,815

      At March 31, 2005, Chiste had current assets, in the form of cash, totaling $55,982, and current liabilities of $79,500, consisting of $50,000 of deposit liability for the refundable deposit paid to Chiste under the Exchange Agreement with HydroGen and $29,500 of accounts payable. On April 4, 2005, Chiste issued 135,000 shares of common stock to a financial consultant in payment of $13,500 of accounts payable on the books of Chiste at March 31, 2005. Chiste has no long-term debt.

      Pursuant to the SPA, Chiste sold to KRM Fund 800,000 shares of its common stock, on a post-reverse split basis, at a price of $0.10 per share for a total purchase price of $80,000.

      In connection with the closing of the SPA, an unrelated judgment creditor entered into a release and settlement agreement dated April 28, 2004 pursuant to which the judgment creditor agreed to convert its $24,500 liability into 245,000 shares of common stock.

      In order to fund Chiste's working capital needs, on May 27, 2004, Chiste sold to KRM Fund 100,000 shares of common stock at a purchase price of $0.10 per share, for an aggregate consideration of $10,000.

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

      On November 19, 2004, 100,000 shares of Chiste's common stock were issued to a financial consultant for services valued by Chiste at $10,000. The stock is valued at a price of $0.10 per share, which is the best estimate of the fair value of the non-cash transaction.

      On April 4, 2005, 135,000 shares of Chiste's common stock were issued to a financial consultant for services valued by Chiste at $13,500. The stock is valued at a price of $0.10 per share, which is the best estimate of the fair value of the non-cash transaction.

      Management considers it possible that additional funds may need to be raised, either through loans or via private placements of common stock, to sustain Chiste's liquidity in the near term.

Going Concern

      Chiste has sustained recurring operating losses, currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for Chiste to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about Chiste's ability to continue as a going concern. The accompanying financial statements include a "going concern" explanatory paragraph from our accountants.

Critical Accounting Policies

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Deferred Taxes

      We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews Chiste's deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of December 31, 2004, Chiste has established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that Chiste will generate sufficient future taxable income to allow it to realize the deferred tax asset or that these tax benefits may not be available in the event of a change of control of Chiste.

ITEM 7. FINANCIAL STATEMENTS.

      The financial statements required by this item are filed herewith following the signature page to this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      We have not changed our independent auditor. There were no disagreements with our independent auditor, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to our auditor's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, Chiste conducted an evaluation, under the supervision and with the participation of Kevin R. Keating, our sole officer, of Chiste's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) ("Controls"). Based on this evaluation, Kevin R. Keating concluded that Chiste's disclosure controls and procedures are effective to ensure that information required to be disclosed by Chiste in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in Chiste's internal control over financial reporting during Chiste's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Chiste's internal control over financial reporting. Controls are also designed to reasonably assure that such information is accumulated and communicated to our management.

      Management does not expect that the Controls will prevent all errors. No matter how well designed, Controls can not provide absolute assurance that the system's objectives will be met. Due to resource constraints, the design of Controls must be considered relative to their costs. No evaluation can provide absolute assurance that all of Chiste's control issues will be detected and corrected. Controls can be circumvented by individual acts, by collusion of two or more people or by override of the Controls. We have had only limited operations as of March 31, 2005 (the "Evaluation Date") and the Controls in place at that time may be inadequate for future operations.

      After evaluating the effectiveness of our Controls, Mr. Keating concluded that as of the Evaluation Date, our Controls were adequate and effective to ensure that material information relating to Chiste would be made known to them by individuals within those entities, particularly during the period in which this Form 10-KSB was being prepared. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken. However, it should be noted that the Company intends to acquire another operating business. The Controls necessary for such new operations will, in all likelihood, be significantly different from the current Controls.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Kevin R. Keating was appointed as our Secretary effective May 4, 2004. Mr. Williams resigned as a director and as our President and Treasurer effective May 26, 2004, and Mr. Keating was appointed as a director and as our President and Treasurer effective May 26, 2004.

      The following table sets forth the names, positions and ages of our executive officers and directors. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

                  Name                  Age                     Position                          Term
      -----------------------------  -----------  --------------------------------------   -------------------
      Kevin R. Keating (1)               65       President, Treasurer, Secretary and            1 Year
                                                  Director


      (1) Mr. Keating became Secretary effective May 4, 2004 and became President, Treasurer, and a director effective May 26, 2004.

      Mr. Keating, sole Director, President, Secretary and Treasurer of the Company, is an investment executive and for the past nine years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation. Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Company in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors. Mr. Keating is also the manager and sole member of Vero Management, LLC, which has a management agreement with the Company.

Audit Committee and Audit Committee Financial Expert

      Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

      o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

      o Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

      o     Compliance with applicable governmental laws, rules and regulations;

      o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

      o     Accountability for adherence to the code.

      Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

Board Meetings; Nominating and Compensation Committees

      Our directors and officers will not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. We have no employment contracts currently in place. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated fixed compensation as director. No such payment shall preclude any director from serving us in any other capacity and receiving compensation therefor. No compensation has been paid to our directors for attendance at any meetings during the last fiscal year.

      The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee. The Company does not currently have a compensation committee. Our Board of Directors is currently comprised of only one member, Kevin R. Keating, who is also our sole officer acting as President, Secretary and Treasurer. We have no employees, and any compensation for our directors and officers must be approved by our Board of Directors.

      The Company neither has a nominating committee for persons to be proposed as directors for election to the Board of Directors nor a formal method of communicating nominees from shareholders. The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada Corporate Law and the federal proxy rules. Currently, the entire Board of Directors decides on nominees, on the recommendation of one or more members of the Board of Directors. None of the members of the Board of Directors are "independent." The Board of Directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the Board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, our Board of Directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

      Because the management and directors of the Company are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the Boards' attention by virtue of the co-extensive capacities served by Kevin R. Keating.

Conflicts of Interest

      Certain conflicts of interest existed at March 31, 2005 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

      Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse.

      As a result of the change of control of the Company and its plan of operations to pursue a business combination with an operating company, it is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of KRM Fund, our controlling stcokholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee. Kevin R. Keating, our sole officer and director, is the father of Timothy J. Keating, the Managing Member of KRM Fund. Kevin R. Keating has no ownership interest in KRM Fund and exercises no control over KRM Fund.

Section 16(a) Beneficial Ownership Reporting

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that directors, executive officers and persons who own more than 10% of the outstanding common stock of certain reporting companies file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission ("SEC"). Officers, directors and stockholders who own more than 10% of the outstanding common stock of certain reporting companies are required by the SEC to furnish such companies with copies of all
Section 16(a) reports they file. The Company is not required to comply with
Section 16(a). Accordingly, stock ownership information contained in this report is based on what is known to the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following Executive Compensation Chart highlights the compensation for our executive officers. No other executive officers received salary and bonus in excess of $100,000 for the prior three fiscal years.

                                                                               Long Term Compensation
                                                                        --------------------------------------
                                         Annual Compensation                     Awards              Payouts
                               --------------------------------------   ------------------------   -----------
                                                                                     Securities
        Name          Fiscal                               Other        Restricted   Underlying
        and            Year                                Annual         Stock       Options/       LTIP        All Other
     Principal        Ending                 Bonus       Compensation    Award(s)      SARs (#)     Payouts     Compensation
     Position           in      Salary ($)    ($)           ($)             ($)          (2)          ($)            ($)
--------------------------------------------------------------------------------------------------------------------------------
Kevin R. Keating       2005        $0          $0            $0             N/A          N/A          N/A          $40,000
(Pres., Secr., and
Treas.) (1)
--------------------------------------------------------------------------------------------------------------------------------
Michael Williams       2005        $0          $0            $0             N/A          N/A          N/A            N/A
(Former President
and Tres.) (2)         2004        $0          $0            $0             N/A          N/A          N/A            N/A

                       2003        $0          $0            $0             N/A          N/A          N/A            N/A
--------------------------------------------------------------------------------------------------------------------------------
Lanny R. Lang          2005        $0          $0            $0             N/A          N/A          N/A            N/A
(Former CFO,
Secr., and Treas.)     2004        $0          $0            $0             N/A          N/A          N/A            N/A
(3)

                       2003        $0          $0            $0             N/A          N/A          N/A            N/A
--------------------------------------------------------------------------------------------------------------------------------
Jack E. Dahl           2005        $0          $0            $0             N/A          N/A          N/A            N/A
(Former President)
(4)                    2004      $60,000       $0            $0             N/A          N/A          N/A            N/A

                       2003      $60,000       $0            $0             N/A         10,000        N/A            N/A
--------------------------------------------------------------------------------------------------------------------------------
Dennis C. Palmer       2005        $0          $0            $0             N/A          N/A          N/A            N/A
(Former Ex. Vice
Pres. And Chief        2004      $60,000       $0            $0             N/A          N/A          N/A            N/A
Engineer) (5)

                       2003      $60,000       $0            $0             N/A          N/A          N/A            N/A
--------------------------------------------------------------------------------------------------------------------------------
Patricia J. Wilks      2005        $0          $0            $0             N/A          N/A          N/A            N/A
(Former CEO and
Chairman) (5)          2004        $0          $0            $0             N/A          N/A          N/A            N/A

                       2003      $60,000       $0            $0             N/A          N/A          N/A            N/A
--------------------------------------------------------------------------------------------------------------------------------

      (1) Mr. Keating became Treasurer on May 4, 2004 and became President, Secretary and a director effective May 26, 2004. On May 27, 2004, the Company issued Mr. Keating 400,000 shares of its common stock in consideration for services by him, valued at $40,000.

      (2) Mr. Williams became the Treasurer on May 4, 2004 and resigned as President, Treasurer and a director effective May 26, 2004.

      (3) Mr. Lang resigned as CFO, Treasurer, Secretary and a director effective May 4, 2004.

      (4) Mr. Dahl resigned as President and a director on July 2, 2003. Prior to the Asset Disposition, we had entered into a Retention and Settlement Agreement with Mr. Dahl, the Company's then President, pursuant to which Mr. Dahl would be paid a cash fee of $50,000, plus 20,000 shares of common stock, in complete settlement of any claim on our books at that time, upon a major fundraising or a sale of Dyna-Cam's assets or business. Upon the Asset Disposition, Mr. Dahl's was paid the cash fee and stock grant. Mr. Dahl waived his stock options by mutual agreement.

      (5) Mr. Palmer resigned as Executive Vice President and Chief Engineer on June 30, 2003. Ms. Wilks terminated as CEO and Chairman on March 19, 2002. Ms. Wilks and Mr. Palmer executed a general release as part of the Asset Disposition, which included terminating all stock options issued to Ms. Wilks and Mr. Palmer by mutual agreement.

      Other than as noted above, no bonuses, other annual compensation, stock appreciation rights, long-term compensation awards, long-term incentive plan payouts or other compensation (as defined in the proxy regulations of the SEC) were awarded to, earned by, or paid to our officers during any of our last three fiscal years.

      There were no option grants to any executive officers during the fiscal year ended March 31, 2005, and no options were exercised by any executive officer during the fiscal year ended March 31, 2005. There are no stock options issued and outstanding.

      We did not pay any compensation to any director in 2003, 2004 and 2005, except that Mr. Keating received 400,000 shares of our common stock in May 2004 in consideration for services valued at $40,000 and, after the Asset Disposition and upon his resignation as a director, Danny R. Hyde was awarded a 20,000 share stock grant for past services as a member of our board.

      We have an approved Equity Incentive Plan ("EIP") for our directors, officers, key employees and consultants covering 120,000 shares of common stock. Options granted under the EIP may be either "incentive stock options," as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options," subject to Section 83 of the Internal Revenue Code, at the discretion of our Board of Directors and as reflected in the terms of the written option agreement. The option price may not be less than 100% (110% if the option is granted to an optionee who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of our stock) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of our Board of Directors and must be exercised within ten years of the date of grant. The EIP expires June 14, 2009. As part of the Asset Disposition, all stock options under the EIP were terminated by mutual agreement and settlements effective June 30, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      We have set forth in the following table certain information regarding our common stock beneficially owned on May 17, 2005 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of the Company, except for the transactions contemplated under the Exchange Agreement with HydroGen, LLC. At May 17, 2005, 9,396,629 shares of our common stock were outstanding.

--------------------------------------------- --------------------------------- --------------------------------------
                    Name                       Number of Shares Beneficially              Percent of Shares
                                                         Owned
--------------------------------------------- --------------------------------- --------------------------------------
Kevin R. Keating (1)                                      400,000                               4.3%
936A Beachland Boulevard, Suite 13
Vero Beach, FL 32963
--------------------------------------------- --------------------------------- --------------------------------------
Keating Reverse Merger Fund, LLC (2)                     7,545,000                              80.3%
5251 DTC Parkway, Suite 1090
Greenwood Village, CO 80111
--------------------------------------------- --------------------------------- --------------------------------------
Aztore Holdings, Inc. (3)                                 599,623                               6.4%
14647 S. 50th Street, Suite 130
Phoenix, AZ 85044-6475
--------------------------------------------- --------------------------------- --------------------------------------
Michael S. Williams (3)                                   599,623                               6.4%
14647 S. 50th Street, Suite 130
Phoenix, AZ 85044-6475
--------------------------------------------- --------------------------------- --------------------------------------
All  Executive  Officers and  Directors as a              400,000                               4.3%
group (1 person)
--------------------------------------------- --------------------------------- --------------------------------------

      (1) On May 27, 2004, we issued 400,000 shares of our common stock to Kevin R. Keating, our sole officer and director, for services to the Company with a fair value of $40,000. Kevin R. Keating is not affiliated with and has no equity interest in Keating Reverse Merger Fund, LLC and disclaims any beneficial interest in the shares of the Company's common stock owned by Keating Reverse Merger Fund, LLC.

      (2) Keating Reverse Merger Fund, LLC is not owned by or affiliated with Kevin R. Keating and disclaims any beneficial interest in the shares of our common stock owned by Kevin R. Keating.

      (3) Includes 40,000 shares of common stock held by Chasseur Holdings, Inc.("Chasseur"). Aztore owns controlling interest in Chasseur and is deemed through this ownership to have voting control of all shares held by Chasseur. Mr. Williams is the Chief Executive Officer and Chief Portfolio Officer of Aztore and Chasseur. Mr. Williams is deemed through his direct and indirect ownership of Aztore and Chasseur to have voting control of all Shares held by these companies. Mr. Williams disclaims any ownership other than as beneficially held through their direct and indirect ownership of Aztore and Chasseur.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to a Disposition of Collateral and Settlement Agreement dated June 30, 2003, Aztore acquired and disposed of all Dyna-Cam assets in a negotiated transaction. See "Description of Business".

      We entered into an agreement with Jack E. Dahl, Dyna-Cam's then President. Under this agreement, as a result of the Asset Disposition, Mr. Dahl was paid a cash fee of $50,000 plus 20,000 shares of common stock in complete settlement of all his claims on our books at that time. Mr. Dahl resigned as an officer and director on July 2, 2003 and waived his stock options by mutual agreement.

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

      On May 3, 2004, as an inducement to KRM Fund to enter into the SPA, we agreed to settle the aggregate of $725,925 of Secured Notes due Aztore under the Amended LOC Agreement, including $44,918 of accrued interest, by issuing Aztore a New Secured Note for $664,500. This Settlement Agreement also released Chiste from all future amounts due Aztore, which Aztore has earned or may earn, including investment banking fees, warrant exercise fees and any other fees and reimbursements under its Advisory Agreement. As another condition of this settlement, Aztore assumed other liabilities totaling $42,030 ("Other Liabilities") and agreed to indemnify and hold Chiste harmless from claims, expenses and or liabilities relating to the Other Liabilities.

      On May 4, 2004, pursuant to the SPA, we sold to KRM an aggregate of 800,000 shares of common stock at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM purchased the New Secured Note from Aztore, which KRM immediately converted into 6,645,000 shares of common stock.

      In order to fund Chiste's working capital needs, on May 27, 2004, Chiste sold to KRM Fund 100,000 shares of common stock at a purchase price of $0.10 per share, for an aggregate consideration of $10,000.

      On May 27, 2004, 400,000 shares of the Company's common stock were issued to Kevin R. Keating, the Company's sole officer and director, as compensation for services valued by the Company at $40,000.

      On June 10, 2004, we entered into a contract with Vero for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered.

      On July 30, 2004, the Company engaged Keating Securities, LLC to act as its exclusive managing placement agent, on a best efforts basis, under a private placement offering in a minimum amount of $2,250,000 and a maximum of $4,200,000. The ICON acquisition was conditioned on the Company's successful completion of a private placement offering of its common stock in an amount not less than $2,250,000. No funds were raised under the placement offering, and the ICON acquisition was terminated on November 17, 2004. Keating Securities, LLC did not receive any fees in connection with this engagement.

      Kevin R. Keating, is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority stockholder of the Company. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KRM Fund or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's Common Stock owned by KRM Fund. Similarly, Keating Investments, LLC, KRM Fund and Keating Securities, LLC disclaim any beneficial interest in the shares of the Company's Common Stock currently owned by Kevin R. Keating.

      At or prior to the closing of the Exchange, Chiste will also enter into a certain financial advisory agreement with Keating Securities, LLC ("Keating Securities"), a registered broker-dealer, under which Keating Securities will be compensated by Chiste for its advisory services rendered to Chiste in connection with the Exchange. The transaction advisory fee will be $325,000, with the payment thereof being subject to the closing of the Exchange. Keating Securities, LLC is an affiliate of Keating Investments, LLC, the managing member of KRM Fund, our controlling stockholder.

      We have a wholly-owned subsidiary, ICON Acquisition, Inc., a Delaware corporation, that was established to complete the merger with ICON. See "Description of Business". This subsidiary has no assets or liabilities and has been inactive since its formation.

      Other than the above transactions or otherwise set forth in this report we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. We are not a subsidiary of any company.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits.

      The following exhibits are included as part of this report:

      2.1(9) Agreement and Plan of Merger between Chiste Corporation and ICON Textile Laser Systems, Inc. dated September 21, 2004.

      2.2(10) Exchange Agreement by and between Chiste Corporation, HydroGen, LLC, and certain members of HydroGen, LLC dated May 13, 2005.

      3.1(1)   Articles of Incorporation of TSI Handling, Inc.

      3.2(1) Certificate of Amendment to the Articles of Incorporation of TSI Handling, Inc.

      3.3(1) Certificate of Designation - Series A 10% Cumulative Convertible Preferred Stock

      3.4(1)   Bylaws of TSI Handling, Inc.

      3.5(8) Certificate of Amendment to the Articles of Incorporation of Dyna-Cam Engine Corporation changing the name to Chiste Corporation.

      10.2(1) Capital Advisory and Financial Consulting Agreement dated March 31, 2001 by and between TSI Handling, Inc. d/b/a Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

      10.7(1)  2000 Equity Incentive Plan.

      10.8(2) Agreement for Convertible Secured Line of Credit dated effective April 30, 2001 between Dyna- Cam Engine Corporation and Aztore Holdings, Inc.

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

      10.17(6) Non Aztore Conversion Rights Agreement effective August 30, 2003.

      10.18(8) Release and Settlement Agreement dated April 28, 2004 by and between Dyna-Cam Engine Corporation and The Aviary, LLC.

      10.19(8) Release and Settlement Agreement dated May 3, 2004 by and between
               Dyna-Cam Engine Corporation and Aztore Holdings, Inc.

      10.20(7) Securities Purchase Agreement dated May 4, 2004 by and among
               Keating Reverse Merger Fund LLC as Buyer, Chiste Corporation and Aztore Holdings, Inc., as Selling Noteholder.

      31* Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

      32* Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (1) Incorporated by reference from the Company's Form 10-SB as filed with the SEC on December 6, 2000.

      (2) Incorporated by reference from the Company's Form 10-QSB for the three months ended December 31, 2000 as filed with the SEC on July 2, 2001.

      (3) Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended March 31, 2003 as filed with the SEC on July 16, 2001.

      (4) Incorporated by reference from the Company's Form 8-K as filed with the SEC on July 15, 2003.

      (5) Incorporated by reference from the Company's Form 10-QSB for the three months ended June 30, 2003 as filed with the SEC on August 12, 2003.

      (6) Incorporated by reference from the Company's Form 10-QSB for the three months ended September 30, 2003 as filed with the SEC on December 29, 2003.

      (7) Incorporated by reference from the Company's Form 8-K as filed with the SEC on May 7, 2004.

      (8) Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended March 31, 2004 as filed with the SEC on May 26, 2004.

      (9) Incorporated by reference from the Company's Form 8-K as filed with the SEC on September 23, 2004.

      (10) Incorporated by reference from the Company's Form 8-K as filed with the SEC on May 18, 2005.

      *     Filed with this Form 10-KSB

(b) Reports on Form 8-K.

      On April 7, 2005, the Company filed a Current Report on Form 8-K dated April 2, 2005 announcing the execution of a Letter of Intent to acquire HydroGen, LLC.

      On May 18, 2005, the Company filed a Current Report on Form 8-K dated May 13, 2005 announcing the execution of the Exchange Agreement by and between Chiste Corporation, HydroGen, LLC, and certain members of HydroGen, LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND TAX FEES

      The aggregate fees billed for each of the last two fiscal years for professional services rendered by Epstein, Weber & Conover, PLC, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, and for services rendered in connection with our corporate income tax filings for those fiscal years was $29,406 for the fiscal year ended March 31, 2004 and $17,325 for the fiscal year ended March 31, 2005.

ALL OTHER FEES

      There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

PRE-APPROVAL POLICIES AND PROCEDURES

      Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company's the board of directors acting as the audit committee.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHISTE CORPORATION


Date: June 17, 2005                   By: /s/ Kevin R. Keating
                                          ----------------------
                                          Kevin R. Keating
                                          President and Chief Executive Officer

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on June 17, 2005.

Signatures                                  Title


/s/ Kevin R. Keating          President (Principal Executive Officer),
---------------------------   Treasurer, Secretary (Principal Financial and
                              Accounting Officer) and Director

                               CHISTE CORPORATION

                        (A Development Stage Enterprise)

                         CONDENSED FINANCIAL STATEMENTS

                        For the year ended March 31, 2005

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                      PAGE
                                                                                                      ----
Reports of Independent Registered Public Accounting Firm..............................................F-1

Balance Sheet - As of March 31, 2005...................................................................F-2

Statements of Operations - For the Years Ended March 31, 2005 and 2004, and for the Period from December 17, 1993 (Date of Inception) to

      March 31, 2005...................................................................................F-3

Statement of Stockholders' Equity - For the Period from December 17, 1993
      (Date of Inception) to March 31, 2005 ....................................................F-4 to F-5

Statements of Cash Flows - For the Years Ended March 31, 2005 and 2004, and for the Period from December 17, 1993 (Date of Inception)

      to March 31,   2005.......................................................................F-6 to F-7

Notes to Financial Statements..................................................................F-8 to F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Chiste Corporation:

We have audited the accompanying balance sheet of Chiste Corporation as of March 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended March 31, 2005, and for the period from December 17, 1993 (date of inception) to March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chiste Corporation as of March 31, 2005, and the results of its operations and cash flows for each of the two years in the period ended March 31, 2005, and for the period from December 17, 1993 (date of inception) to March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred operating losses since inception. However, the uncertainty of future funding and dependence upon on a merger transactions raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described Note 4. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


 /s/Epstein, Weber & Conover, PLC
    Scottsdale, Arizona
    June 10, 2005

                               CHISTE CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                              As of March 31, 2005

ASSETS

  Current Assets
         Cash                                                       $    55,982
                                                                    -----------

         Total Current Assets                                            55,982
                                                                    -----------

                Total Assets                                        $    55,982
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current Liabilities

         Accounts payable                                           $    29,500
         Deposit liability                                               50,000
                                                                    -----------
         Total Current Liabilities                                       79,500
                                                                    -----------

    Stockholders' Equity (Deficit)

         Preferred stock undesignated; $0.001 par value,
         8,551,801 shares authorized, no shares issued
         or outstanding                                                      --
         Common stock; $0.001 par value, 65,000,000
         shares authorized, 9,261,629 shares issued
         and outstanding                                                  9,261
         Additional paid in capital                                   2,962,035
         Deficit accumulated during the development stage            (2,994,814)
                                                                    -----------

         Total Stockholders' Equity (Deficit)                           (23,518)
                                                                    -----------


         Total Liabilities and Stockholders' Equity (Deficit)       $    55,982
                                                                    ===========


    The accompanying notes are an integral part of the financial statements.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS

                                                                       December 17,
                                                                            1993
                                                Fiscal Year             (Inception)
                                              Ending March 31,            Through
                                            2005            2004      March 31, 2005
                                            ----            ----      --------------
Revenue                                 $        --     $        --     $        --

Expenses

  General and administrative expense         73,169              --          73,169
  Professional fees                          86,521              --          86,521
                                        -----------     -----------     -----------

Loss from continuing operations            (159,690)             --        (159,690)

Discontinued Operations:
   Income (loss) from discontinued
       engine business                       (9,016)       (120,434)     (3,516,253)
   Gain on disposition of
       business segment                          --         681,129         681,129
                                        -----------     -----------     -----------

Income (loss) from discontinued
   operations                                (9,016)        560,695      (2,835,124)
                                        -----------     -----------     -----------

Net (loss) income                       $  (168,706)    $   560,695     $(2,994,814)
                                        ===========     ===========     ===========

Net (loss) income per share, basic
    Continuing operations               $     (0.02)    $     (0.00)    $     (0.12)
    Operations of discontinued
      engine business                         (0.00)          (0.15)          (2.62)
    Gain on disposal of discontinued
      engine business                         (0.00)           0.82            0.51
                                        -----------     -----------     -----------

Net (loss) income per share, basic      $     (0.02)    $      0.68     $     (2.24)
                                        ===========     ===========     ===========
Net (loss) income per share, diluted    $     (0.02)    $      0.66     $     (2.24)
                                        ===========     ===========     ===========

Weighted average number of
  Shares, basic                           8,373,658         830,019       1,339,780
                                        ===========     ===========     ===========
Weighted average number of
  Shares, diluted                         8,373,658         852,449       1,339,780
                                        ===========     ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                               CHISTE CORPORATION

                        (A Development Stage Enterprise)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

       For the Period from Inception (December 17, 1993) to March 31, 2005

                                                 Series  A
                                              Preferred Stock                 Common Stock
                                         --------------------------    ---------------------------
                                           Shares         Amount         Shares          Amount
                                         -----------    -----------    -----------     -----------
Initial capitalization,
    December 17, 1993                             --    $        --        600,000     $       600
Shares issued under Reg. A                        --             --          1,700               2
Shares issued for cash                            --             --         30,145              30
Shares issued for services rendered               --             --         54,433              54
Shares issued under Private Placement             --             --          3,058               3
Shares issued to principals for
    guarantees and pledge of collateral           --             --        204,449             204
Shares issued to principals to settle
    compensation claims                           --             --        159,016             159
Shares issued for bridge loan
    commitment and origination fees               --             --         74,213              74
Preferred stock issued to settle debt        227,600        227,600             --              --
Recapitalization as a result of the
    acquisition of DCEC California                --             --       (410,982)           (410)
Preferred stock issued for cash            1,150,000      1,150,000             --              --
Preferred stock issued for services            9,599          9,599             --              --
Preferred stock issued as funding
    commitment fee                            60,000         60,000             --              --
Net loss through March 31, 2002                   --             --             --              --
                                         -----------    -----------    -----------     -----------

Balance, March 31, 2002                    1,447,199      1,447,199        716,032             716

                                                                                Total
                                             Additional                     Stockholders'
                                               Paid-in       Accumulated       Equity
                                               Capital         Deficit        (Deficit)
                                             -----------     -----------     -----------
Initial capitalization,
    December 17, 1993                        $    26,682     $        --     $    27,282
Shares issued under Reg. A                        94,998              --          95,000
Shares issued for cash                           314,970              --         315,000
Shares issued for services rendered               18,446              --          18,500
Shares issued under Private Placement            168,397              --         168,400
Shares issued to principals for
    guarantees and pledge of collateral           68,733              --          68,937
Shares issued to principals to settle
    compensation claims                           52,341              --          52,500
Shares issued for bridge loan
    commitment and origination fees               24,426              --          24,500
Preferred stock issued to settle debt             24,725              --         252,325
Recapitalization as a result of the
    acquisition of DCEC California                   410              --              --
Preferred stock issued for cash                 (218,202)             --         931,798
Preferred stock issued for services                   --              --           9,599
Preferred stock issued as funding
    commitment fee                                    --              --          60,000
Net loss through March 31, 2002                       --      (2,804,973)     (2,804,973)
                                             -----------     -----------     -----------

Balance, March 31, 2002                          575,926      (2,804,973)       (781,132)

    The accompanying notes are an integral part of the financial statements.

                               CHISTE CORPORATION

                        (A Development Stage Enterprise)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

       For the Period from Inception (December 17, 1993) to March 31, 2005

                                   (Continued)


                                                  Series  A
                                              Preferred Stock                  Common Stock
                                        ---------------------------     --------------------------
                                           Shares          Amount          Shares         Amount
                                        -----------     -----------     -----------    -----------
Net loss                                         --              --              --             --
                                        -----------     -----------     -----------    -----------

Balance, March 31, 2003                   1,447,199       1,447,199         716,032            716

Shares issued upon conversion
    of preferred stock                   (1,447,199)     (1,447,199)        111,292            111
Share issued for services rendered               --              --          40,000             40
Net income                                       --              --              --             --
                                        -----------     -----------     -----------    -----------

Balance, March 31, 2004                          --              --         867,324            867

Round-up and
    fractional shares issued for the
    1-for-50 reverse split                       --              --           4,305              4

Settlement of related party notes
    and interest thereon, treated
    contributed to capital                       --              --              --             --

Shares issued upon conversion of
    secured convertible notes                    --              --       6,645,000          6,645

Shares issued settlement of debt                 --              --         245,000            245

Shares issued for cash                           --              --         900,000            900

Shares issued for services rendered              --              --         600,000            600

Net loss                                         --              --              --             --
                                        -----------     -----------     -----------    -----------

Balance, March 31, 2005                          --              --       9,261,629          9,261
                                        ===========     ===========     ===========    ===========

                                                                           Total
                                         Additional                    Stockholders'
                                          Paid-in       Accumulated       Equity
                                          Capital         Deficit        (Deficit)
                                        -----------     -----------     -----------
Net loss                                         --        (581,830)       (581,830)
                                        -----------     -----------     -----------

Balance, March 31, 2003                     575,926      (3,386,803)     (1,362,962)

Shares issued upon conversion
    of preferred stock                    1,447,088              --              --
Share issued for services rendered            4,960              --           5,000
Net income                                       --         560,695         560,695
                                        -----------     -----------     -----------

Balance, March 31, 2004                   2,027,974      (2,826,108)       (797,267)

Round-up and
    fractional shares issued for the
    1-for-50 reverse split                       (4)             --              --

Settlement of related party notes
    and interest thereon, treated
    contributed to capital                  103,455              --         103,455

Shares issued upon conversion of
    secured convertible notes               657,855              --         664,500

Shares issued settlement of debt             24,255              --          24,500

Shares issued for cash                       89,100              --          90,000

Shares issued for services rendered          59,400              --          60,000

Net loss                                         --        (168,706)       (168,706)
                                        -----------     -----------     -----------

Balance, March 31, 2005                 $ 2,962,035     $(2,994,814)    $   (23,518)
                                        ===========     ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                               CHISTE CORPORATION

                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                          Dec.17,1993
                                                                Fiscal Year Ending         (Inception)
                                                                     March 31,               Through
                                                               2005            2004       March 31, 2005
                                                               ----            ----       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $  (168,706)    $   560,695     $(2,994,814)
  Adjustments to reconcile net income (loss) to net
    cash flows from operations:
     Depreciation and amortization                                  --          12,055         397,398
     Gain on disposition of business segment                        --        (681,129)       (681,129)
     Gain on settlement of obligations                              --        (106,276)       (295,955)
     Gain (loss) on disposition of assets                           --              --          26,949
    Secured notes issued for services                               --          59,374         138,374
     Secured notes issued for accrued interest                      --          37,624              --
     Common stock issued for services                           60,000           2,500          83,500
     Other non-cash common stock issuances                          --              --         121,437
     Non-cash preferred stock issuances                             --              --          69,599
    Amortization of deferred financing costs                        --              --          24,500
  Changes in assets and liabilities
     Net assets and liabilities of discontinued segment             --              --         778,602
     Accrued expenses and accounts payable                      24,580          37,191          29,500
     Deposit liability                                          50,000              --          50,000
                                                           -----------     -----------     -----------

Net cash flows from operating activities                       (34,126)        (77,966)     (2,252,039)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of machinery and equipment                               --              --        (470,035)
  Proceeds from sales of assets                                     --              --          87,000
                                                           -----------     -----------     -----------

Net cash flows from investing activities                            --              --        (383,035)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                             90,000              --         695,682
  Issuance of preferred stock, net of placement fees                --              --         931,798
  Borrowings on notes and credit lines                              --          77,815       1,938,052
  Repayments of notes and capital leases                            --              --        (874,476)
                                                           -----------     -----------     -----------

Net cash flows from financing activities                        90,000          77,815       2,691,056

Net increase in cash and cash equivalents                       55,874            (151)         55,982

Cash and cash equivalents,
   beginning of period                                             108             259              --
                                                           -----------     -----------     -----------

Cash and cash equivalents,
  end of period                                            $    55,982     $       108     $    55,982
                                                           ===========     ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                               CHISTE CORPORATION

                        (A Development Stage Enterprise)

                      STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                  Dec.17,1993
                                                         Fiscal Year Ending       (Inception)
                                                              March 31,             Through
                                                         2005          2004      March 31, 2005
                                                         ----          ----      --------------
  Cash Paid for Interest                            $        --    $        --     $    48,960

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Forgiveness of related party debt treated as
     capital contribution                           $   103,455    $        --     $   103,455

 Secured notes issued for services rendered         $        --    $    59,374     $   138,374
 Secured notes issued for accrued interest          $        --    $    37,624     $    37,624

 Common stock issued upon conversion of
     secured convertible notes                      $   664,500    $        --     $   664,500
Common stock issued for judgment debt               $    24,500    $        --     $    24,500
  Common stock issued for services                  $    60,000    $     5,000     $    83,500
  Common stock issued to settle compensation
     claims                                         $        --    $        --     $    52,500
 Common stock issued for loan fees                  $        --    $        --     $    68,937

  Preferred stock converted into common stock       $        --    $ 1,447,199     $ 1,447,199
  Preferred stock issued upon conversion of debt    $        --    $        --     $   252,325
  Preferred stock issued for services and fees      $        --    $        --     $    69,599

  Machinery acquired under capital leases           $        --    $        --     $   172,314

  Secured note issued for accounts payable          $        --    $        --     $    70,683

Asset Disposition transactions

     Disposition of operating assets                $        --    $  (291,382)    $  (291,382)
     Liabilities assumed by Aero Marine                      --        401,411         401,411
     Secured debt settled                                    --        571,100         571,100
     Resultant gain on disposition of assets                 --       (681,129)       (681,129)
 Secured notes issued for debt, accrued interest
     and other liabilities                          $        --    $   566,488     $   566,488

    The accompanying notes are an integral part of the financial statements.

                               CHISTE CORPORATION

                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

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

Net Loss Per Share

Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive securities consisting of 800,000 warrants were excluded from the loss per share for the year ended March 31, 2005, because inclusion of such would be anti-dilutive.

The following table presents the computation of basic and diluted loss per share from continuing operations for the fiscal years ended March 31, 2004:

                                             Loss       Shares    Per share
                                           --------    --------   ---------

Net income                                 $560,695
Preferred stock dividend                        N/A
                                           --------
Income available to common stockholders    $560,695
                                           ========

Basic EPS                                  $560,695     830,019    $   0.68
                                                                   ========
Effect of dilutive securities                    --      22,430
                                           --------    --------
Diluted EPS                                $560,695     852,449    $   0.66
                                                                   ========

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

                               CHISTE CORPORATION

                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                                 March 31, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (cont.)

Stock Compensation For Services Rendered

The Company may issue shares of common stock in exchange for services rendered. The costs of the services are valued according to generally accepted accounting principles and will be charged to operations.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, and obligations under accounts payable. The carrying amount of cash and accounts payable approximates fair value because of the short maturity of those instruments.

Statement of Cash Flows

For purposes of the Statement of Cash Flows the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on its financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, and amended the Interpretation in December 2003. FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN No. 46 will not have a material effect on its financial position or results of operations.

                               CHISTE CORPORATION

                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                                 March 31, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (cont.)

In May 2003, the FASB issued SFAS No. 150, Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company anticipates that the adoption of SFAS No. 150 will not have a material effect on its financial position or results of operations.

In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period. The Company is evaluating the impact of this new pronouncement and does not expect the effect of implementation will have a significant impact on the Company's financial statements.

NOTE 2 - NATURE OF BUSINESS

Chiste Corporation (the "Company") is a Nevada chartered development stage company headquartered in Vero Beach, Florida. The Company was incorporated in Nevada in July 1999 as TSI Handling, Inc. ("TSIH"). Dyna-Cam Engine Corporation, our predecessor, was originally incorporated in California in 1993 ("DCEC California"). Effective March 31, 2000, TSIH acquired all of the assets of DCEC California and shortly thereafter the Company changed its name to Dyna-Cam Engine Corporation ("Dyna-Cam"). On June 30, 2003, the Company disposed of all the Dyna-Cam operating assets (the "Asset Disposition"). Upon closing the Asset Disposition, resulting in a change of control, Aztore Holdings, Inc. ("Aztore") became the Company's controlling stockholder.

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

                               CHISTE CORPORATION

                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                                 March 31, 2005

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

                               CHISTE CORPORATION

                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                                 March 31, 2005

NOTE 3 - STOCKHOLDERS' EQUITY (continued)

Pursuant to the SPA, On May 4, 2004, the Company sold to KRM Fund an aggregate of 800,000 shares of its common stock, on a post-reverse split basis, at a price of $0.10 per share for a total purchase price of $80,000. Concurrently, KRM Fund purchased from Aztore the New Secured Note for a purchase price of $360,000, which KRM Fund immediately converted into 6,645,000 shares of common stock at a conversion price of $0.10 per share.

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

On November 19, 2004, 100,000 shares of the Company's common stock were issued to a financial consultant for services valued by the Company at $10,000. The stock is valued at a price of $0.10 per share, which is the best estimate of the fair value of the non-cash transaction.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended March 31, 2005, the Company had no revenues, had losses from operations of $159,690 and had an accumulated deficit of $(2,994,814) at March 31, 2005. The Capital Restructuring Transactions provided that any remaining liabilities were either paid at closing, converted into shares of common stock, or assumed by Aztore. Therefore, the Company is no longer in default on any obligations.

                               CHISTE CORPORATION

                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                                 March 31, 2005

NOTE 4 - GOING CONCERN (continued)

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

At March 31, 2005, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $2,877,400 that are available to offset future taxable income, if any. Deferred income tax assets totaling $1,147,000 at March 31, 2005 were offset by an equal valuation allowance. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to substantially the entire net deferred income tax asset. The valuation allowance increased by approximately $63,000 during the year ended March 31, 2005 and decreased by $224,000 during the fiscal year ended March 31, 2004. The net operating loss carryforwards expire in the years 2010 through 2025. The Capital Restructuring Transactions have impaired the Company's ability to utilize the remaining deferred income tax asset related to net operating loss carryforwards due to limitations imposed by Section 382 of the Internal Revenue Code. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at March 31, 2005.

                               CHISTE CORPORATION

                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                                 March 31, 2005

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and continues to account for stock based compensation using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for the stock options granted to employees. There is no pro forma effect on the Company's net income (loss) and income (loss) per share amounts for the years ended March 31, 2005 and 2004, respectively, had compensation cost for the stock options been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123.

Under the provisions of SFAS No. 123, there were no vested options for the fiscal ended March 31, 2005 used to determine net earnings and earnings per share under a pro forma basis. The fair value of each option grant is imputed using the minimum value method and is based on the most recent arm's-length stock issuance transaction. There were no stock options granted in the fiscal year ended March 31, 2005. As part of the Asset Disposition, all stock options issued under the Company's EIP were terminated by mutual agreements and settlements effective June 30, 2003.

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

                               CHISTE CORPORATION

                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                                 March 31, 2005

NOTE 6 - OPTIONS AND WARRANTS (continued)

The reverse stock split approved by stockholders on April 2, 2004 did not impact number or exercise price of the Company's outstanding warrants. The effect of this special treatment of the warrants was to lower the exercise price of each warrant and to increase the number of shares of common stock into which each warrant is exercisable. The warrants continue to be callable at anytime for $.0001 per warrant. These Warrants were amended by the Company's Board of Directors on June 21, 2004 to extend the expiration date from June 30, 2004 to June 30, 2005.

NOTE 7 - RELATED PARTY TRANSACTIONS

The sole officer and director of the Company, Kevin R. Keating, is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority shareholder of the Company, and a 90% owner of Keating Securities, LLC, a registered broker-dealer. KRM Fund owns approximately 81.5% of the outstanding shares of the Company's common stock as of March 31, 2005. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, Keating Securities, LLC and KRM Fund and disclaims any beneficial interest in the shares of the Company's stock owned by KRM Fund. Similarly, Keating Investments, LLC, Keating Securities, LLC and KRM Fund disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

On June 10, 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. Accounts payable at March 31, 2005 includes $1,000 payable to Vero pursuant to the terms of this agreement.

                               CHISTE CORPORATION

                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                                 March 31, 2005

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

NOTE 9 - SUSEQUENT EVENTS

On April 5, 2005, 135,000 shares of the Company's common stock were issued to a financial consultant for services rendered and valued by the Company at $13,500, which amount was included in accounts payable at March 31, 2005. The stock is valued at a price of $0.10 per share, which is the best estimate of the fair value of the non-cash transaction.

On May 13, 2005, the Company entered into an Exchange Agreement ("Exchange Agreement") with HydroGen, LLC, an Ohio limited liability company ("HydroGen"), certain members of HydroGen owning approximately 69.7% of HydroGen's currently outstanding membership interests, and Keating Reverse Merger Fund, LLC ("KRM Fund"). Under the Exchange Agreement, Chiste will, at closing, acquire all of the outstanding membership interests of HydroGen ("Interests") from the members of HydroGen ("HydroGen Members"), and the HydroGen Members will contribute all of their Interests to Chiste. In exchange, Chiste will issue to the HydroGen Members shares of Series B Convertible Preferred Stock, par value $0.001 per share, of Chiste ("Preferred Shares"), with each Preferred Share being convertible into 185.35215 shares of Chiste's common stock ("Conversion Shares"). As a condition of the closing of the transactions under the Exchange Agreement ("Closing"), all of the current members of HydroGen must execute or join the Exchange Agreement and agree to receive Preferred Shares in exchange for their Interests. Following the Closing, HydroGen, LLC will become a wholly-owned subsidiary of Chiste.

                               CHISTE CORPORATION

                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                                 March 31, 2005

NOTE 9 - SUSEQUENT EVENTS (continued)

As a further condition of the Closing of the exchange transaction ("Exchange"), HydroGen will have raised a minimum of $5,000,000 and a maximum of $12,000,000 in a private placement offering of Interests ("Placement") to accredited investors ("HydroGen Investors"). The holders of HydroGen's $2,000,000 of outstanding convertible bridge notes may convert their principal balances into Interests under the private placement, but any conversions will not count towards the minimum offering amount.

The consummation of the Placement is contingent on the completion of the Exchange and an additional $7,000,000 being invested in Preferred Shares of Chiste, promptly following the Exchange, by certain institutional investors ("Institutional Investors"). The proposed investment by the Institutional Investors ("Investment") will involve the purchase of Preferred Shares directly from Chiste promptly the Exchange, and the purchase price of the Preferred Shares received by HydroGen Investors in the Placement as a result of the exchange of their Interests will be the same as the purchase price of the Preferred Shares paid by the Institutional Investors in the Investment.

Upon completion of the Exchange, the Placement and the Investment, the Preferred Shares issued by Chiste to the HydroGen Members, the HydroGen Investors and the Institutional Investors will represent in the aggregate 95.175% of the Company's issued and outstanding shares of common stock on a fully diluted and as-converted basis (without giving effect to certain outstanding Chiste warrants that will expire June 30, 2005). Accordingly, the current stockholders of Chiste will own 4.825% of the outstanding common stock (or, 9,396,629 shares of Chiste common stock) immediately after completion of these transactions on a fully diluted and as-converted basis.

There is no assurance that the transactions contemplated under the Exchange Agreement will be completed.

                                  Exhibit Index

          Exhibit       Description of Exhibit
          Number

            31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
            32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.