Form 10QSB
period 2005-06-30
CHISTE CORP
filed 2005-08-16
CIK 1124394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2005

                        Commission File Number: 000-32065


                               CHISTE CORPORATION
        (Exact name of small business issuer as specified in its charter)


                 Nevada                                 86-0965692
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)


                 1801 Route 51 South, Jefferson Hills, PA 15025
                    (Address of principal executive offices)


                                 (412) 405-1000
                           (Issuer's telephone number)


                       936A Beachland Boulevard, Suite 13
                            Vero Beach, Florida 32963
                                (Former address)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

As of August 4, 2005, there were 9,396,629 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets, June 30, 2005 (unaudited)
         and March 31, 2005                                                    5

        Condensed Statements of Operations for the three month periods ended June 30, 2005 and 2004 and for the period from
         inception (December 17, 1993) to June 30, 2005 (unaudited)            6

        Condensed Statements of Cash Flows for the three month periods ended June 30, 2005 and 2004 and for the period from inception
         (December 17, 1993) to June 30, 2005 (unaudited)                    7-8

        Notes to Condensed Financial Statements (unaudited)                 9-16

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     17-19

Item 3. Controls and Procedures                                               20

PART II. OTHER INFORMATION

Item 2. Changes in Securities                                                 21

Item 5. Other Information                                                     22

Item 6. Exhibits and Reports on Form 8-K                                      39

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

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                         CONDENSED FINANCIAL STATEMENTS
                  For the quarterly period ended June 30, 2005

                               CHISTE CORPORATION
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                  June 30,     March 31,
                                                                    2005          2005
                                                                -----------    -----------
                                                                (unaudited)
ASSETS

  Current Assets
         Cash                                                   $    45,030    $    55,982
                                                                -----------    -----------

         Total Current Assets                                        45,030         55,982
                                                                -----------    -----------

                Total Assets                                    $    45,030    $    55,982
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities
         Accounts payable                                       $    15,000    $    29,500
         Deposit liability                                           50,000         50,000
                                                                -----------    -----------

         Total Current Liabilities                                   65,000         79,500

  Stockholders' Equity (Deficit)
         Preferred stock; $0.01 par value,
         10,000,000 shares authorized, no shares issued
         or outstanding                                                  --             --
         Common stock; $0.001 par value, 65,000,000
         shares authorized, 9,396,629 and 9,261,629 shares
         issued and outstanding                                       9,396          9,261
         Additional paid in capital                               2,975,400      2,962,035
         Deficit accumulated during the development stage        (3,004,766)    (2,994,814)
                                                                -----------    -----------

         Total Stockholders' Equity (Deficit)                       (19,970)       (23,518)
                                                                -----------    -----------

         Total Liabilities and Stockholders' Equity (Deficit)   $    45,030    $    55,982
                                                                ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                     December 17,
                                                                         1993
                                               Three Months          (Inception)
                                              Ending June 30           Through
                                           2005           2004      June 30, 2005
                                       ------------   ------------   ------------
Revenue                                $         --   $         --   $         --

Expenses
  General and administrative expense          6,026         53,577         79,195
  Professional fees                           3,926         23,074         90,447
                                       ------------   ------------   ------------

Loss from continuing operations              (9,952)       (76,651)      (169,642)

Discontinued Operations:

  Income (loss) from discontinued
    engine business, (including gain
    on disposal of $0, $0, and
    $681,129, respectively)                      --         (9,016)    (2,835,124)
  Income tax expense (benefit)                   --             --             --
                                       ------------   ------------   ------------

Income (loss) from discontinued
  operations                                     --         (9,016)    (2,835,124)
                                       ------------   ------------   ------------

Net (loss) income                      $     (9,952)  $    (85,667)  $ (3,004,766)
                                       ============   ============   ============

Net (loss) income per share
    Continuing operations              $      (0.00)  $      (0.01)
                                       ============   ============
    Operations of discontinued
      engine business                  $      (0.00)  $      (0.00)
                                       ============   ============

Net (loss) income per share            $      (0.00)  $      (0.01)
                                       ============   ============

Weighted average number of
  Shares, basic and diluted               9,389,211      5,856,080
                                       ============   ============

    The accompanying notes are an integral part of the financial statements.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Dec. 17, 1993
                                                              Three Months Ending       (Inception)
                                                                   June 30,               Through
                                                             2005            2004      June 30, 2005
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $    (9,952)   $   (85,667)   $(3,004,766)
  Adjustments to reconcile net income (loss) to net
    cash flows from operations:
     Depreciation and amortization                                 --             --        397,398
     Gain on disposition of business segment                       --             --       (681,129)
     Gain on settlement of obligations                             --             --       (295,955)
     Gain (loss) on disposition of assets                          --             --         26,949
     Secured notes issued for services                             --             --        138,374
     Common stock issued for services                          13,500         50,000         97,000
     Other non-cash common stock issuances                         --             --        121,437
     Non-cash preferred stock issuances                            --             --         69,599
     Amortization of deferred financing costs                      --             --         24,500
  Changes in assets and liabilities
     Net assets and liabilities of discontinued segment            --             --        778,602
     Accrued expenses and accounts payable                    (14,500)        (3,920)        15,000
     Deposit liability                                             --             --         50,000
                                                          -----------    -----------    -----------

Net cash flows from operating activities                      (10,952)       (39,587)    (2,262,991)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of machinery and equipment                              --             --       (470,035)
  Proceeds from sales of assets                                    --             --         87,000
                                                          -----------    -----------    -----------

Net cash flows from investing activities                           --             --       (383,035)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                                --         90,000        695,682
  Issuance of preferred stock, net of placement fees               --             --        931,798
  Borrowings on notes and credit lines                             --         50,000      1,938,052
  Repayments of notes and capital leases                           --             --       (874,476)
                                                          -----------    -----------    -----------

Net cash flows from financing activities                           --        140,000      2,691,056
                                                          -----------    -----------    -----------

Net increase (decrease) in cash                               (10,952)       100,413         45,030

Cash, beginning of period                                      55,982            108             --
                                                          -----------    -----------    -----------

Cash, end of period                                       $    45,030    $   100,521    $    45,030
                                                          ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                              Dec. 17, 1993
                                                      Three Months Ending    (Inception) to
                                                            June 30,            June 30,
                                                       2005         2004          2005
                                                   -----------   -----------   -----------
Cash paid for interest                             $        --   $        --   $    48,960

Cash paid for income taxes                         $        --   $        --   $        --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                              Dec. 17, 1993
                                                      Three Months Ending     (Inception) to
                                                           June 30,             June 30,
                                                      2005          2004          2005
                                                   -----------   -----------   -----------
  Forgiveness of related Party debt                $        --   $   103,455   $   103,455

  Secured Notes issued for services rendered       $        --   $        --   $   138,374
  Secured Notes issued for accrued interest        $        --   $        --   $    37,624

  Common stock issued in exchange for debt         $        --   $        --   $   689,000
  Common stock issued for services rendered        $    13,500   $    50,000   $   149,500
  Common stock issued for loan fees                $        --   $        --   $    68,937

  Preferred stock converted into common stock      $        --   $        --   $ 1,447,199
  Preferred stock issued upon conversion of debt   $        --   $        --   $   252,325
  Preferred stock issued for services and fees     $        --   $        --   $    69,599

  Machinery acquired under capital leases          $        --   $        --   $   172,314
  Secured note issued for accounts payable         $        --   $        --   $    70,683

Asset Disposition transactions
     Disposition of operating assets               $        --   $        --   $  (291,382)
     Liabilities assumed by Aero Marine            $        --   $        --       401,411
     Secured debt settled                          $        --   $        --       571,100
     Resultant gain on disposition of assets       $        --   $        --      (681,129)
  Secured notes issued for debt, accrued interest
    and other liabilities                          $        --   $        --   $   566,488

    The accompanying notes are an integral part of the financial statements.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending March 31, 2005 and 2004. Operating results for the three months ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes for the years ending March 31, 2005 and 2004, previously filed. Also see Note 2.

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

Disposed Operations

The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations. On June 30, 2003, the Company disposed of all of its operating assets to satisfy the claims of creditors, and such asset disposition has been accounted for in accordance with SFAS No. 144. On May 4, 2004, the Company underwent a change in control and became a non-operating entity. Operations of the Company prior to the change in control are excluded from continuing operations.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION(CONTINUED)

Stock Compensation For Services Rendered

The Company may issue shares of common stock in exchange for services rendered. The costs of the services are valued according to generally accepted accounting principles and will be charged to operations.

Fair Value of Financial Instruments

The Company has no financial instruments, other than cash.

NOTE 2 - NATURE OF BUSINESS

Chiste Corporation (the "Company", "Chiste") is a Nevada chartered development stage corporation headquartered in Jefferson Hills, Pennsylvania. The Company was incorporated in Nevada in July 1999 as TSI Handling, Inc. ("TSIH"). Dyna-Cam Engine Corporation, our predecessor, was originally incorporated in California in 1993 ("DCEC California"). Effective March 31, 2000, TSIH acquired all of the assets of DCEC California and shortly thereafter the Company changed its name to Dyna-Cam Engine Corporation ("Dyna-Cam"). On June 30, 2003, the Company disposed of all the Dyna-Cam operating assets (the "Asset Disposition"). Upon closing the Asset Disposition, resulting in a change of control, Aztore Holdings, Inc. ("Aztore") became the Company's controlling stockholder. On April 2, 2004, the stockholders voted to change the Company's name to Chiste Corporation, and approved a 1-for-50 reverse stock split of the common shares outstanding. On May 4, 2004, the Company entered into a series of capital restructuring transactions which resulted in a change of control, with Keating Reverse Merger Fund, LLC owning approximately 87% of the Company's outstanding common shares immediately after the restructuring.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 2 - NATURE OF BUSINESS (CONTINUED)

On May 13, 2005, Chiste entered into an Exchange Agreement ("Exchange Agreement") with HydroGen, LLC, an Ohio limited liability company ("HydroGen"), certain members of HydroGen representing approximately 69.7% of the outstanding membership interests, and Keating Reverse Merger Fund, LLC ("KRM Fund"). The closing of the transactions contemplated by the Exchange Agreement (the "Closing") occurred on July 7, 2005. At the Closing, pursuant to the terms of the Exchange Agreement, Chiste acquired all of the outstanding membership interests of HydroGen (the "Interests") from all the HydroGen members. All the HydroGen members either executed or joined the Exchange Agreement prior to the Closing, including persons investing in membership units as part of a private placement by HydroGen. The completion of the HydroGen private placement of membership units for a minimum gross proceeds of $5,000,000 and a maximum of $10,000,000 was a condition to the Closing. HydroGen raised $6,536,283 in gross proceeds from the private placement, and the holders of $2,000,000 of notes converted the principal amount of their notes into membership units in the private placement. In the exchange transaction, Chiste issued to the HydroGen members, including the new investors and converting note holders, an aggregate of 742,255 shares of Series B Convertible Preferred Shares, par value $0.001 per share ("Preferred Shares"), which will be convertible into shares of Chiste's common stock. In addition, immediately following the closing of the exchange transaction, Chiste sold to several institutional investors, 211,569 Preferred Shares for an aggregate purchase price of $7,000,000. See Note 7 - Subsequent Events.

In accordance with Item II D of Appendix B, Division of Corporation Finance Accounting Disclosure Rules and Practices, the accompanying financial statements include the operations of Chiste Corporation through June 30, 2005, since the quarterly reporting period ends prior to the consummation of the HydroGen
Exchange Agreement. The acquisition of HydroGen will be accounted for as a recapitalization of HydroGen, the operating company. In an 8-K filed with the SEC on July 11, 2005, with an effective date of July 7, 2005, the Company reported the closing of the HydroGen transaction, and included financial information for HydroGen through March 31, 2005. Additional HydroGen information for the quarter ended June 30, 2005 is filed herewith in Item 5.

NOTE 3 - STOCKHOLDERS' EQUITY

On April 5, 2005, 135,000 shares of the Company's common stock were issued to a financial consultant for services rendered and valued by the Company at $13,500. The stock is valued at a price of $0.10 per share, which is management's best estimate of the fair value of the non-cash transaction.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 4 - INCOME TAXES

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

At June 30, 2005, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $2,887,000 that are available to offset future taxable income, if any, in the years 2010 through 2022. The Capital Restructuring Transactions and the HydroGen Exchange transaction discussed in Note 2 have impaired the Company's ability to utilize the remaining deferred income tax asset related to net operating loss carryforwards due to limitations imposed by Section 382 of the Internal Revenue Code. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at June 30, 2005.

NOTE 5 - OPTIONS AND WARRANTS

The Company approved an Equity Incentive Plan for the Company's directors, officers, key employees and consultants covering 120,000 shares of Company common stock (the "EIP.") Options granted under the EIP may be either "incentive stock options," as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options," subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to an optionee who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors and must be exercised within ten years of the date of grant. The EIP expires June 14, 2009.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 5 - OPTIONS AND WARRANTS (CONTINUED)

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and continues to account for stock based compensation using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for the stock options granted to employees. There is no pro forma effect on the Company's net income (loss) and income (loss) per share amounts for the quarters ended June 30, 2005 and 2004, respectively, had compensation cost for the stock options been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123.

Under the provisions of SFAS No. 123, there were no vested options for the quarter ended June 30, 2005 used to determine net earnings and earnings per share under a pro forma basis. The fair value of each option grant is imputed using the minimum value method and is based on the most recent arm's-length stock issuance transaction. There were no stock options granted in the quarter ended June 30, 2005. As part of the Asset Disposition, all stock options issued under the Company's EIP were terminated by mutual agreements and settlements effective June 30, 2003. In July 2005, additional options were granted in connection with the HydroGen Exchange Transaction. See Note 7.

The Company had six series of warrants outstanding, with each series comprising 400,000 warrants. The Series A Warrants and Series B Warrants allowed the holder to purchase common stock at $2.00 per share. The Series C Warrants and Series D Warrants allowed the holder of each warrant to purchase one share of common stock for $4.00. The Series E Warrants and Series F Warrants allowed the holder to purchase common stock at $6.00. Each warrant was callable by the Company for a price of $0.0001 per warrant at any time. The Warrants expired according to their terms on June 30, 2005.

NOTE 6 - RELATED PARTY TRANSACTIONS

On June 10, 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. Results of operations for the quarter ended June 30, 2005 includes $3,000 incurred pursuant to the terms of this agreement.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 7 - SUBSEQUENT EVENTS

On July 7, 2005, the Company consummated the transactions contemplated in its Exchange Agreement dated May 13, 2005 by and among the Company, HydroGen, certain members of HydroGen representing approximately 69.7% of the outstanding membership interests, and KRM Fund. At the closing of the transaction, pursuant to the terms of the Exchange Agreement, Chiste acquired all of the outstanding membership interests of HydroGen from all the HydroGen members. All the HydroGen members either executed or joined the Exchange Agreement prior to the Closing, including persons investing in membership units as part of a private placement by HydroGen. The completion of the HydroGen private placement of membership units for a minimum gross proceeds of $5,000,000 and a maximum of $10,000,000 was a condition to the Closing. HydroGen raised $6,536,283 in gross proceeds from the private placement, and the holders of $2,000,000 of notes converted the principal amount of their notes into membership units in the private placement. In the exchange transaction, Chiste issued to the HydroGen members, including the new investors and converting note holders, an aggregate of 742,255 shares of Series B Convertible Preferred Shares, par value $0.001 per share, which will be convertible into shares of Chiste's common stock. In addition, immediately following the closing of the exchange transaction, Chiste sold to several institutional investors, 211,569 Preferred Shares for an aggregate purchase price of $7,000,000.

Accordingly, after the exchange transaction and the institutional investment, Chiste had an aggregate of 953,824 shares of Preferred Shares outstanding, which are convertible into an aggregate of 176,793,329 shares of common stock of Chiste ("Conversion Shares").

The issuance of the Preferred Shares was and, upon conversion the Conversion Shares will be, exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. Chiste has agreed to register for reoffer and resale the Conversion Shares for certain of the holders of Preferred Shares.

At the Closing, HydroGen became a wholly-owned subsidiary of Chiste and will continue as the principal operating company.

Except for the Exchange Agreement and the transactions contemplated by that agreement, neither Chiste, nor its directors and officers, had any material relationship with HydroGen or any of the HydroGen members.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

Chiste is presently authorized under its Articles of Incorporation to issue 65,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of Preferred stock, par value $0.001 per share. Of the 10,000,000 shares of Preferred stock authorized, 1,500,000 shares were designated as Series B
Convertible Preferred Shares pursuant to a certificate of designations ("Certificate of Designations"), which was approved by Chiste's board of directors, and filed with and accepted by, the Secretary of State of the State of Nevada prior to the Closing. Immediately prior to the Closing, Chiste had 9,396,629 shares of common stock issued and outstanding and no shares of Series B Convertible Preferred Shares issued and outstanding.

Each Preferred Share will be convertible into 185.35215 shares of Chiste common ("Conversion Rate"). The Preferred Shares automatically will convert into the Conversion Shares after the approval by a majority of Chiste's common stock and Preferred Shares holders (voting together on an as-converted-to-common-stock basis) of a 1 for 25 reverse stock split of Chiste's outstanding common stock ("Reverse Split"). The Conversion Rate will be adjusted for stock splits, combinations of shares, mergers and other events, including a downward adjustment to account for the Reverse Split.

The holders of Preferred Shares are entitled to vote together with the holders of the common stock, as a single class, upon all matters submitted to holders of common stock for a vote, including directors. Each Preferred Share carries the number of votes equal to the number of shares of common stock issuable in its conversion. Immediately following the closing of the exchange transaction, the HydroGen members (including the new investors in HydroGen and the converting note holders) and the institutional investors in the Investment, collectively, owned approximately 95.0% of the total combined voting power of all classes of Chiste's outstanding equity securities entitled to vote.

In connection with the Exchange Agreement, Chiste also converted certain outstanding options to purchase HydroGen membership units into options to purchase 8,558,600 shares of Chiste common stock at approximately an exercise price of approximately $0.18 per share, on a pre-Reverse Split basis.

                               CHISTE CORPORATION
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

In connection with the Reverse Split, Chiste's board of directors may, in its discretion, provide special treatment to certain holders of common stock to preserve round lot holders (i.e., holders owning at least 100 shares). In the event Chiste's board determines to provide such special treatment, Chiste stockholders holding 2,500 or fewer shares of common stock but at least 100 shares of common stock will receive 100 shares of common stock after the Reverse Split, and persons holding less than 100 shares of common stock would not be affected by the Reverse Split. The terms and conditions of special treatment afforded to Chiste stockholders to preserve round lot stockholders, if any, including the record dates for determining which stockholders may be eligible for such special treatment, will be established at the discretion of Chiste's board of directors.

The holders of the Preferred Shares have entered into a voting agreement. The period of the voting agreement is one year from the closing date of the exchange transaction, except that certain institutional investors agreed to the same terms but for shorter periods. Under the voting agreement the holders have agreed to vote in favor of the Reverse Split, the change of the corporate name of Chiste to another selected by management which will be "HydroGen Corporation" and for Leo Blomen, Joshua Tosteson, each of two individuals designated by each of Messrs. Blomen and Tosteson, and a designee of Keating Reverse Merger Fund, LLC to serve as directors of Chiste. They also agree to maintain the board of directors at five persons for one year. In the event these agreements are not observed, Messrs. Blomen and Tosteson have the proxies of the holders of the Preferred Shares that are parties to the voting agreements to enforce the voting provisions with respect to the Reverse split and the corporate name change.

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

At June 30, 2005, the Company had no meaningful business assets, operations or sources of revenue. The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, there can be no assurance that future profitable operations will occur as planned. However, on July 7, 2005, the Company consummated an Exchange Agreement with HydroGen, LLC, which resulted in a change in control of the Company. Subsequent to this change in control, HydroGen will operate as a subsidiary of Chiste.

The following discussions relate to Chiste Corporation prior to its acquisition of HydroGen LLC on July 7, 2005.

Results of Operations of Chiste Corporation June 2005 as compared with June 2004

For the three months ended June 30, 2005 or 2004 the Company had no activities that produced revenues from operations.

For the three months ending June 30, 2005, the Company had net losses of $(9,952), as compared with net loss of $(85,667) for the corresponding period of 2004. In the quarter ended June, 2004, the Company was acquired by KRM fund, and incurred increased professional fees and other administrative costs related to the capital restructuring and change in control. An advance by HydroGen of $50,000 will offset the majority of the Company's share of costs related to the Exchange Transaction, which were incurred subsequent to June 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company's total assets as of June 30, 2005 are $45,030, which is comprised of cash. The Company's current liabilities are $65,000, which is comprised of trade accounts payable of $15,000 and a deposit advance by HydroGen in the amount of $50,000. The Company has no long-term debt. Total stockholders' equity as of June 30, 2005 is $(19,970).

During the quarter ended June 30, 2005, the Company issued 135,000 common shares for services rendered in the amount of $13,500.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                            Three months ended June 30,
                                           2004                     2003
                                     ----------------         ---------------

        Operating activities         $        (10,952)        $       (39,587)
        Investing activities                       --                      --
        Financing activities                       --                 140,000
                                     ----------------         ---------------

        Net effect on cash           $        (10,952)        $       100,413
                                     ================         ===============

Critical accounting estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition.

Measurement of non-cash compensation

On April 5, 2005, the Company issued 135,000 common shares to a financial consulting firm for services rendered. The stock is valued at $0.10 per share, which is management's best estimate of the value of the services received in exchange for stock

Deferred tax asset valuation allowance

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

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            On April 5, 2005, the Company issued 135,000 common shares to a financial consulting firm for services rendered. The stock is valued at $0.10 per share, which is the Company's best estimate of the value of the services received in exchange for stock

            In connection with the above stock issuances, the Company did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the purchasers fell into one or more of the categories that follow: an existing shareholder of the Company, a creditor of the Company, a current or former officer or director of the Company, a service provider to the Company, or an accredited investor with whom the Company or an affiliate of the Company had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, the Company relied upon one or more of the exemptions from registration including those contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act.

            The Company had six series of warrants outstanding, with each series comprising 400,000 warrants. The Series A Warrants and Series B Warrants allowed the holder to purchase common stock at $2.00 per share. The Series C Warrants and Series D Warrants allowed the holder of each warrant to purchase one share of common stock for $4.00. The Series E Warrants and Series F Warrants allowed the holder to purchase common stock at $6.00. Each warrant was callable by the Company for a price of $0.0001 per warrant at any time. The reverse stock split approved by stockholders on April 2, 2004 did not impact the number or exercise price of the Company's outstanding warrants. The effect of this special treatment of the warrants was to lower the exercise price of each warrant and to increase the number of shares of common stock into which each warrant is exercisable. The warrants continued to be callable at anytime for $.0001 per warrant. These warrants expired according to their terms on June 30, 2005.

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

                                  HydroGen LLC
                          (A Development Stage Company)

                          Financial Statements for the
                      Quarterly Period Ended June 30, 2005

                                TABLE OF CONTENTS

1.    Financial Statements

      Balance Sheets, June 30, 2005 and December 31, 2004                     24

      Statement of Operations for the three months ended June 30, 2004 and 2005 and six months ended June 30, 2004 and 2005 and the
      period November 11, 2001 (inception) through June 30, 2005              25

      Statement of Cash Flows for the six months ended June 30, 2004 and
      2005 and the period November 11, 2001 (inception) through June 30,
      2005                                                                    26

      Statement of Shareholders Deficiency                                    27

      Notes to Financial Statements                                        28-33

2.    Management's Discussion and Analysis of Financial Condition and
      Results of Operations or Plan of Operations of HydroGen LLC             34

HYDROGEN, L.L.C. (A Development Stage Company)
BALANCE SHEETS

                                                          JUNE 30,     DECEMBER 31,
                                                            2005          2004
                                                        ------------   ------------
                                                        (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                             $    256,393   $  1,230,056

  Other current assets                                       131,711          2,515
                                                        ------------   ------------

     TOTAL CURRENT ASSETS                                    388,104   $  1,232,571
                                                        ------------   ------------

  Property and equipment, net                                 66,188          4,415
                                                        ------------   ------------

    TOTAL ASSETS                                        $    454,292   $  1,236,986
                                                        ============   ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                $    554,789   $    289,974
   Note payable, related parties                             617,360        617,360
   Convertible notes payable, net of discount
     of $387,839 at December 31, 2004                      2,000,000      1,242,161
                                                        ------------   ------------


    TOTAL CURRENT LIABILITIES                              3,172,149      2,149,495
                                                        ------------   ------------


Common stock, par value $0.001, authorized 65,000,000
  shares, none issued                                             --             --

Series B convertible preferred stock, par $0.001,
  authorized 10,000,000 shares, 466,306 issued
  (stated value and liquidation preference of
  $34.62 per share)                                              466            438

Additional paid-in capital                                 1,824,148      1,094,754

Accumulated deficit                                       (4,542,471)    (2,007,700)
                                                        ------------   ------------

  TOTAL SHAREHOLDERS' DEFICIENCY                          (2,717,857)      (912,508)
                                                        ------------   ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY        $    454,292   $  1,236,986
                                                        ============   ============

               See accompanying notes to the financial statements

HYDROGEN, L.L.C. (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                      NOVEMBER 11,
                                             FOR THE QUARTERS ENDED       FOR THE SIX MONTHS ENDED        2001
                                                   JUNE 30,                       JUNE 30,             (INCEPTION)
                                          --------------------------    --------------------------      THROUGH
                                             2005           2004            2005          2004       June 30, 2005
                                          -----------    -----------    -----------    -----------    -----------
REVENUES                                  $        --    $       767    $        --    $       767    $    96,660
                                          -----------    -----------    -----------    -----------    -----------

COSTS AND EXPENSES
    Cost of revenue                                --            443             --            443          1,780

    General and administrative expenses     1,341,282        316,035      1,983,195        496,245      3,975,654
                                          -----------    -----------    -----------    -----------    -----------

TOTAL COSTS AND EXPENSES                    1,341,282        316,478      1,983,195        496,688      3,977,434
                                          -----------    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                       (1,341,282)      (315,711)    (1,983,195)      (495,921)    (3,880,774)
                                          -----------    -----------    -----------    -----------    -----------

    Interest income                             3,826             --          9,545             --         10,709

    Interest expense                         (299,423)        (3,814)      (561,121)        (9,033)      (672,406)
                                          -----------    -----------    -----------    -----------    -----------

NET LOSS                                  $(1,636,879)   $  (319,525)   $(2,534,771)   $  (504,954)   $(4,542,471)
                                          ===========    ===========    ===========    ===========    ===========

               See accompanying notes to the financial statements

HYDROGEN, L.L.C. (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                              NOVEMBER 11,
                                                                                                                  2001
                                                                                  FOR THE SIX MONTHS ENDED    (INCEPTION)
                                                                                         JUNE 30,               THROUGH
                                                                                ---------------------------    JUNE 30,
                                                                                   2005           2004           2005
                                                                                ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                                $ (2,534,771)  $   (504,954)  $ (4,542,471)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
             Depreciation                                                              2,019             98          2,510
             Amortization of discount on convertible notes                           491,242             --        558,911
             Members' interests issued for compensation                              626,019        218,877      1,264,849
              Changes in operating assets and liabilities
                 (Increase) decrease in other current assets                        (129,196)         3,000       (131,711)
                 (Decrease) increase in accounts payable and accrued expenses        264,816         55,916        554,789
                                                                                ------------   ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                                             (1,279,871)      (227,063)    (2,293,123)
                                                                                ------------   ------------   ------------

CASH FLOW FROM INVESTING ACTIVITIES
        Purchase of property and equipment                                           (63,792)        (2,947)       (68,698)
                                                                                ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Members' capital contributions                                                    --             --            854
        Proceeds from notes payable, related parties                                      --        445,710        617,360
        Proceeds from issuance of convertible notes payable
           including amount allocated to equity component                            370,000             --      2,000,000
                                                                                ------------   ------------   ------------
NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                                                    370,000        445,710      2,618,214
                                                                                ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (973,663)       215,700        256,393

CASH AND CASH EQUIVALENTS, beginning of period                                     1,230,056            451             --
                                                                                ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                                        $    256,393   $    216,151   $    256,393
                                                                                ============   ============   ============


SUPPLEMENTAL DISCLOSURES

Cash paid for interest                                                                    --             --             --
                                                                                ------------   ------------   ------------

               See accompanying notes to the financial statements

HYDROGEN, L.L.C. (A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' DEFICIENCY

                                                                                    Deficit
                                                                                  Accumulated
                                         Series B Preferred Stock    Additional    During the        Total
                                        --------------------------    Paid-in     Development    Shareholders'
                                           Shares        Amount       Capital        Stage        Deficiency
                                        ------------  ------------  ------------  ------------   ------------
Balance, November 11, 2001
  (Inception)                                     --            --            --            --             --

Capital contributed                          381,776  $        382  $        472  $         --   $        854

Net loss                                          --            --            --        (5,564)        (5,564)

                                        ------------  ------------  ------------  ------------   ------------
Balance, December 31, 2001                   381,776  $        382  $        472  $     (5,564)  $     (4,710)
                                        ------------  ------------  ------------  ------------   ------------

Net loss                                          --            --            --      (104,354)      (104,354)

                                        ------------  ------------  ------------  ------------   ------------
Balance, December 31, 2002                   381,776  $        382  $        472  $   (109,918)  $   (109,064)
                                        ------------  ------------  ------------  ------------   ------------

Net loss                                          --            --            --      (163,128)      (163,128)

                                        ------------  ------------  ------------  ------------   ------------
Balance, December 31, 2003                   381,776  $        382  $        472  $   (273,046)  $   (272,192)
                                        ------------  ------------  ------------  ------------   ------------

Equity issued for compensation                28,012            28       638,802            --        638,830

Issuance of equity in connection with
  issuance of convertible notes               28,497            28       455,480            --        455,508

Net loss                                          --            --            --    (1,734,654)    (1,734,654)

                                        ------------  ------------  ------------  ------------   ------------
Balance, December 31, 2004                   438,285  $        438  $  1,094,754  $ (2,007,700)  $   (912,508)
                                        ------------  ------------  ------------  ------------   ------------

          (unaudited)
-------------------------------------
Vesting of equity issued
   for compensation                           16,869            17       513,324            --        513,341

Equity issued to existing
  shareholders electing antidilution
  protection                                   4,862             5       112,673            --        112,678

Issuance of equity in connection with
  issuance of convertible notes                6,290             6       103,397            --        103,403

Net loss                                          --            --            --    (2,534,771)    (2,534,771)
                                        ------------  ------------  ------------  ------------   ------------

Balance, June 30, 2005                       466,306  $        466  $  1,824,148  $ (4,542,471)  $ (2,717,857)
                                        ============  ============  ============  ============   ============

               See accompanying notes to the financial statements

                                  HYDROGEN LLC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)
                                    CONTINUED

NOTE 1 - DESCRIPTION OF THE COMPANY

The business of HydroGen, L.L.C. (the "Company") commenced in November, 2001 to conduct the business of designing and manufacturing air-cooled Phosphoric Acid Fuel Cell ("PAFC") power generation systems. The term of the Company's existence is ten years unless terminated earlier.

Company's Business

The Company is a manufacturer of multi-megawatt fuel cell systems utilizing proprietary 400-kilowatt (kW) phosphoric acid fuel cell (PAFC) technology. The technology was developed by Westinghouse Electric Corporation, and was acquired in 1993 by Fuel Cell Corporation of America ("FCA",) the Company's predecessor. In 2001, FCA assigned all of its ownership rights to the technology to the Company.

FCA contributed assets and PAFC technology for a 55% interest in the Company. Founding management members received a 45% membership interest in the aggregate for services to be rendered. FCA, under the Operating Agreement, received a distribution preference from the Company in the amount of $2.2 million. On January 27, 2004, FCA and HMR, LP ("HMR") a Connecticut limited partnership, entered into an option agreement granting HMR the option to purchase 1/2 of FCA's 54.083 membership units. On May 14, 2004, HMR acquired 27.042 of FCA's units for $2,350,000 under this Option Agreement. Prior to exercise of the option by HMR, FCA owned 53.683% of the outstanding membership units of the Company, and at December 31, 2004 FCA owned 23.284% of such membership units.

As a part of this transaction FCA cancelled its $2.2 million distribution preference as provided for in the operating agreement with the Company. Further, FCA agreed to lend the Company on an interest free basis evidenced by a line of credit note, a sum not to exceed $350,000.

NOTE 2 - BASIS OF PRESENTATION

On May 13, 2005, the Company, an Ohio limited liability corporation, and certain members of HydroGen representing approximately 69.7% of the outstanding membership interests, entered into an Exchange Agreement ("Exchange Agreement") with Chiste Corporation, a Nevada corporation ("Chiste"), and Keating Reverse Merger Fund, LLC ("KRM Fund"). The closing of the transactions contemplated by the Exchange Agreement (the "Closing") occurred on July 7, 2005. At the Closing, pursuant to the terms of the Exchange Agreement, Chiste acquired all of the outstanding membership interests of HydroGen (the "Interests") from all the HydroGen members. All the HydroGen members either executed or joined the Exchange Agreement prior to the Closing, including persons investing in membership units as part of a private placement by

                                  HYDROGEN LLC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)
                                    CONTINUED

NOTE 2 - BASIS OF PRESENTATION - CONTINUED

HydroGen. The completion of the HydroGen private placement of membership units for minimum gross proceeds of $5,000,000 and a maximum of $10,000,000 was a condition to the Closing. HydroGen raised $6,536,283 in gross proceeds from the private placement, and the holders of $2,000,000 of notes converted the principal amount of their notes into membership units in the private placement. In the exchange transaction, Chiste issued to the HydroGen members, including the new investors and converting note holders, an aggregate of 742,255 shares of Series B Convertible Preferred Shares, par value $0.001 per share ("Preferred Shares"), which will be convertible into shares of Chiste's common stock. In addition, immediately following the closing of the exchange transaction, Chiste sold to several institutional investors, 211,569 Preferred Shares for an aggregate purchase price of $7,000,000. Total gross proceeds from the sale of equity interests amounted to approximately $13,536,000.

Accordingly, after the exchange transaction and the institutional investment, Chiste had an aggregate of 953,824 shares of Preferred Stock outstanding which are convertible into an aggregate of 176,793,329 shares of common stock of Chiste ("Conversion Shares"). At the Closing, HydroGen became a wholly-owned subsidiary of Chiste and will continue as the principal operating company.

Each Preferred Share will be convertible into 185.35215 shares of Chiste common ("Conversion Rate"). The Preferred Shares automatically will convert into the Conversion Shares upon the approval by a majority of Chiste's common stock and Preferred Shares holders (voting together on an as-converted-to-common-stock basis) of a 1 for 25 reverse stock split of Chiste's outstanding common stock ("Reverse Split"). The Conversion Rate will be adjusted for stock splits, combinations of shares, mergers and other events, including a downward adjustment to account for the Reverse Split. Members of HydroGen, including participants in the above mentioned capital raise of approximately $13.5 million and converting note holders own, on a fully-diluted as converted basis, approximately 95% of Chiste's common stock, and currently hold approximately 95% of the total combined voting power of all classes of Chiste's outstanding equity securities entitled to vote.

The above described exchange transaction is being treated as a recapitalization of HydroGen, and the accompanying unaudited condensed financial statements reflect the impact of the recapitalization for all periods presented.

                                  HYDROGEN LLC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)
                                    CONTINUED

NOTE 2 - BASIS OF PRESENTATION - CONTINUED

The accompanying unaudited condensed financial statements of HydroGen do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2004 and 2003. Operating results for the three and six months ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The Company recommends that the accompanying financial statements for the interim period be read in conjunction with HydroGen's financial statements and notes for the years ending December 31, 2004 and 2003, filed as an attachment to the Company's Form 8-K on July 7, 2005.

Revenue Recognition

Revenue is recognized when persuasive evidence of a sale exists, the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. For arrangements which include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserves for sales returns and allowances are estimated and provided for at the time of shipment.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. These costs include the payroll and related costs of the Company's technical personnel, who are running test programs on our technology as well as developing and manufacturing programs and procedures.

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

                                  HYDROGEN LLC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)
                                    CONTINUED

NOTE 2 - BASIS OF PRESENTATION - CONTINUED

Net Loss Per Share

Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to HydroGen's consolidated financial statements and footnotes for the year ended December 31, 2004 included in Chiste's Form 8-K, filed with the Securities and Exchange Commission on July 11, 2005.

Income Taxes

The Company, which is organized as a limited liability company in Ohio has elected to be treated as a partnership for federal and state income tax purposes. In lieu of paying taxes at the company level, the members of a limited liability company are taxed on their proportionate share of the company's taxable income. Therefore, no provision or liability for federal or state income taxes has been included in the financial statements.

Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors using the intrinsic value method prescribed in Accounting Principles Board
Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock, stock options or other similar instruments, granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

If compensation expense for HydroGen's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, "Accounting for Stock-Based Compensation," HydroGen's net income and income per share would have been adjusted as follows for the three and six-month periods ended June 30, 2005 and 2004:

                                  HYDROGEN LLC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)
                                    CONTINUED

NOTE 2 - BASIS OF PRESENTATION - CONTINUED

                                            Three Months ended             Six Months ended
                                                 June 30,                       June 30,
                                            2005          2004            2004           2005
                                        ------------   ------------   ------------   ------------
Net loss, as reported                   $ (1,636,879)  $   (319,525)  $ (2,534,771)  $   (504,954)

Pro forma stock compensation expense,
   net of tax benefit                       (255,843)            --       (255,843)            --
                                        ------------   ------------   ------------   ------------
Pro forma net loss                      $ (1,892,722)  $   (319,525)  $ (2,790,614)  $   (504,954)
                                        ============   ============   ============   ============

NOTE 3 - LOSS PER SHARE DATA

Basic loss per share excludes the dilutive effects of stock options and warrants. Diluted earnings per share include the dilutive effect of stock options and warrants.

Loss per share data is not presented because the Company did not have any common shares outstanding for the periods ending June 30, 2005 and 2004.

NOTE 4 - CONVERTIBLE NOTES

The Company completed a $2,000,000 private placement of securities whereby, for each $10,000 received, it issued investment units consisting of a $10,000 convertible note and a .045 membership unit. At December 31, 2004, the Company had received $1,630,000 of the investment units and subsequent to December 31, 2004, the Company received the remaining $370,000.

The convertible notes bear interest at the rate of 6% per annum and may be converted to a membership unit of the Company on the basis of .045 units per $10,000 of convertible amount. A value of $558,906 has been allocated to the issuance of membership units. This amount is reflected as a discount to the convertible notes payable and is being amortized over the life of the loan. For the 3 and 6 months ended June 30, 2005, and for the year ended December 31, 2004, $558,906, $296,833 and $67,669 have been amortized to the debt component and included as additional interest expense, respectively. As discussed in Note 2 above, the convertible notes were converted into membership units as part of HydroGen's private placement, which closed on July 7, 2005.

                                  HYDROGEN LLC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)
                                    CONTINUED

NOTE 5 - SUBSEQUENT EVENTS

Effective February 23, 2005, the Company entered into a Non-Binding Letter of Intent ("LOI") with Chiste Corporation, a Nevada corporation ("Chiste"), setting forth the preliminary terms by which Chiste will acquire the Company. Chiste is a reporting company under the Securities and Exchange Act of 1934, and its shares of common stock are traded on the OTC Bulletin Board. On July 7, 2005, the Company and Chiste consummated a definitive exchange agreement ("Exchange Agreement") whereby Chiste acquired all the membership interests of the Company ("LLC Units") outstanding as of the closing date by an exchange of shares of Series B Preferred Stock for LLC Units. The Preferred Stock has voting rights equivalent to its voting rights on an as converted basis. The Company will remain a wholly owned limited liability company of Chiste, and continue to conduct its current business operations. The Series B Preferred Stock will be converted into common stock of Chiste once the shareholders of Chiste approve a reverse split of the common stock. Prior to the closing of the Exchange Agreement, HydroGen raised gross proceeds of approximately $6,500,000 through the sale of membership units. In addition, in connection with the exchange, Chiste sold 211,569 preferred shares to an institutional investor for $7,000,000. The shareholders of Chiste prior to this transaction now own on a fully diluted, as converted basis common shares amounting to approximately 5% of the common stock of Chiste, and the holders of Company LLC Units and new investors will hold approximately 95% of the outstanding common stock on a fully diluted, as converted basis. Chiste is obligated to register for resale shares of common stock of certain holders into which the Series B Preferred Stock may be converted (not later than the longer of 90 days after the Closing or 45 days after the filing by the Company of the financial statements of the Company and Chiste on a combined basis in a Form 8-K or other periodic report). The transaction will be accounted for as a recapitalization of the Company.

As described in Note 4, the Company has outstanding $2,000,000 in principal amount of convertible notes which bear interest at 6% per annum. Although the conversion rate is $222,222 per membership unit of the Company, as part of the transactions described above and to encourage conversion of the Bridge Notes, the Company extended an offer to the holders of the bridge notes to convert the outstanding principal for units in the Company at the conversion rate of $125,000 per Unit. The Company estimates that the amount of accrued interest due if all the notes convert is approximately $69,000. All of the notes were subsequently converted.

           Management's Discussion and Analysis of Financial Condition and Results of Operations on Plan of Operations

General

HydroGen is in the development stage and is expected to remain so for at least the next several quarters. HydroGen's business plan calls for it to design, manufacture and sell 6-30MW turn-key power plants, based on a standardized 2MW power island consisting of five of HydroGen's 400kW modules. Additionally, HydroGen plans to attempt to generate recurring revenues from the sale of operations and maintenance services, and ongoing lease revenues for the 400kW modules, which must be replaced after approximately 40,000 hours of operation.

HydroGen expects to enter the market at a cost of approximately $3,000/kW installed for a first article plant of approximately 4-8MW. Management expects its production costs in the future will fall below $1,000/kW once its PAFC modules are produced in an accelerated manufacturing facility with a capacity of 25MW per annum or greater. These costs compare favorably with its manufacturing competition of water cooled PAFCs, molten carbonate fuel cells, and solid oxide fuel cells.

Business Plan

HydroGen's business plan is divided into three stages: market entry, cost reduction, and growth. Management anticipates that the market entry stage will last for approximately the next 15 months through 2006. During this period, HydroGen will focus its efforts on the following activities:

      1. Ramp up fuel cell manufacturing operations to achieve 2MW per year production capacity. HydroGen will invest approximately $1.5-2 million to ramp up its manufacturing facilities to achieve initial pilot production capacity of 2MW (five 400kW modules) per annum. These funds will be used to acquire certain additional production equipment, to implement certain facilities upgrades and to prepare and train a new team of production staff in the fuel cell production processes. Management estimates that it will take approximately 10-12 months to achieve production capacity at this initial level.

      2. Manufacture 400kW modules. HydroGen intends to produce up to three (3) 400kW air-cooled phosphoric acid fuel cell modules in our manufacturing facilities over the next 12-15 months. The modules will be tested at our facilities, and then delivered to customer demonstration sites in the field. Management believes that approximately two-thirds of the cost of production will be spent on materials and supplies for the fuel cell modules, including raw materials required to manufacture graphite plates, electrodes, and other components of the fuel cells, and approximately one-third of the production costs will be spent on labor to manufacture the modules, including salaries and benefits and manufacturing overhead allocations. Management has allocated $2 to $3.5 million to the manufacturing activities.

      3. Product and  technology  testing and  validation.  HydroGen  intends to
construct  and  operate  test  facilities  at  our   manufacturing   facilities.

Management has allocated $1.5 to $2 million to the product and technology testing and validation activities. The test facilities will include:

            (a) 400kW module test facility, to test finished product at full rated capacity prior to field delivery.

            (b) 10-cell stack test facility, to validate design and material changes to the fuel cells as a final step before incorporating such changes into the full 400kW module.

            (c) 2"x2" small scale test facility, to test new electrode materials prior to selection for 10-cell stack testing and validation.

      4. Finish 2MW power plant design and initiate accelerated manufacturing development. HydroGen intends to invest approximately $400,000 to complete the design, component selection, and full costing of the standard 2 megawatt (MW) power plant product. HydroGen also intends to invest approximately $1,000,000 to initiate development activities necessary to achieve targeted fuel cell production capacity of 25MW/year scheduled for 2008 and 100MW/year scheduled for 2009 under the current business plan. The accelerated manufacturing development program consists of a staged series of projects to implement design and material changes to the technology, develop and implement automated manufacturing processes, and collaborate with outsource suppliers of key components of the fuel cells. HydroGen will also seek financing in the form of grants from state and/or federal government sources for some aspects of this phase of the business plan.

      5. Sales and marketing. The initial sales goal is to achieve contingent orders for full-scale commercial fuel cell power plants in the range of 25-50 MW aggregate capacity, and for a series of initial 400kW commercial demonstration power plants. A principal purpose of the commercial demonstration power plants is to obtain a successful validation and performance history for the core 400 kW module on which the 2MW standard commercial product is based. Once obtained, the contingency related to commercial orders received for full-scale fuel cell power plants is removed. To achieve its sales and marketing objectives, HydroGen has initiated discussions with several large generators of by-product hydrogen who have expressed interest in acquiring fuel cell power plants, and management believes that it could conclude agreements with one or more of these entities within the next 12 months. HydroGen management believes that it is in a position to conclude demonstration agreements with hosts for the 400kW commercial demonstration plants within the next three to six months.

Sales and marketing will take place concurrently with the previously described phases of the business plan during the development stage. Marketing the kind of disruptive product that the company offers involves a multifaceted decision process, and it typically takes multiple contacts and a substantial customer educative endeavor to achieve firm commitments and orders.

Once HydroGen has achieved the objectives of its market entry stage, it will enter the cost reduction stage of the business plan. This stage is expected to last for approximately eight quarters, currently estimated to be through the end of 2008. Management estimates that approximately $20-30 million in additional equity or other capital will be required to execute this phase of the business plan. The principal goals of this stage of development will be to:

      1. Complete automated design and process development for accelerated manufacturing.

      2. Construct an accelerated manufacturing facility capable of producing 25MW/year of fuel cell modules by the end of 2008, and reduce module production cost through high volume manufacturing and assembly.

      3. Manufacture and deliver to customers the first 10-20MW of commercial fuel cell power plants.

      4. Achieve positive net cash flow from operations between 2007-2008.

After successful completion of the objectives of the cost reduction phase of the business plan, HydroGen plans to expand the automated production facility to 100MW/year capacity or greater, launch a worldwide sales and marketing effort, expand production capacity further by investing in a European or Asian manufacturing facility, and further driving down costs through maturation of our outsourcing activities.

Financing Activities

Since inception, HydroGen has been financed by working capital loans provided by Fuel Cell Corporation of America ("FCA"), the predecessor owner of the HydroGen's intellectual property assets and a significant shareholder of the Company. At June 30, 2005, these loans had an aggregate balance of $267,360, and were evidenced by promissory notes. Additionally, FCA provided an interest free line of credit to HydroGen of $350,000, all of which was borrowed and was also outstanding at June 30, 2005. FCA agreed that, upon repayment of the $350,000 non-interest bearing note, it would forgive the principal balance of the interest-bearing loans by $150,000. These loans, plus accrued interest, are payable upon the occurrence of certain events, but in no case later than July 31, 2005. HydroGen paid the $350,000 plus accrued interest in full satisfaction of amounts owed to FCA out of the proceeds of the offerings completed in connection with the Exchange Agreement described below.

During late 2004 and early 2005, HydroGen sold in a private placement $2 million of bridge units, each unit consisting of a $10,000 convertible note and .045 membership unit. The bridge notes were due on the earlier of June 30, 2005, or earlier upon the occurrence of certain events. The bridge notes were initially convertible into an additional .045 membership unit, at an effective conversion price of $220,772. However, to encourage the conversion of these notes, the conversion price was lowered to $125,000 per membership unit, the same terms being offered to investors in HydroGen's private placement completed in connection with the Exchange Agreement described below. Holders of all $2,000,000 of convertible notes elected to convert the principal amount of their notes as part of the private placement into 16.0 membership units in HydroGen, which membership units were immediately exchanged for 60,446 Preferred Shares of Chiste.

On May 13, 2005, Chiste Corporation, a Nevada corporation ("Chiste"), entered into an Exchange Agreement ("Exchange Agreement") with HydroGen, LLC, an Ohio limited liability company ("HydroGen"), certain members of HydroGen representing approximately 69.7% of the outstanding membership interests, and Keating Reverse Merger Fund, LLC ("KRM Fund"). The closing of the transactions contemplated by the Exchange Agreement (the "Closing") occurred on July 7, 2005. At the Closing, pursuant to the terms of the Exchange Agreement, Chiste acquired all of the outstanding membership interests of HydroGen (the "Interests") from all the HydroGen members, and the HydroGen members contributed all of their Interests to Chiste. All the HydroGen members either executed or joined the Exchange Agreement prior to the Closing, including persons investing in membership units as part of a private placement by HydroGen. The completion of the HydroGen private placement of membership units for a minimum gross proceeds of $5,000,000 and a maximum of $10,000,000 was a condition to the Closing. HydroGen raised $6,536,283 in gross proceeds from the private placement, and the holders of $2,000,000 of notes converted the principal amount of their notes into membership units in the private placement. In the exchange transaction, Chiste issued to the HydroGen members, including the new investors and converting note holders, an aggregate of 742,255 shares of Series B Convertible Preferred
Shares, par value $0.001 per share ("Preferred Shares"), which will be convertible into shares of Chiste's common stock. In addition, immediately following the closing of the exchange transaction, Chiste sold to several institutional investors, 211,569 Preferred Shares for an aggregate purchase price of $7,000,000. At the Closing, HydroGen became a wholly-owned subsidiary of Chiste and will continue as the principal operating company.

HydroGen intends to use the proceeds of this offering to ramp up its manufacturing facility, manufacture 400kW modules, test and validate HydroGen's product and technology, complete power plant design work, commence development work for an accelerated manufacturing facility, repay the working capital loans discussed above and for other general corporate purposes. Management estimates that the proceeds from this financing transaction will provide HydroGen with adequate capital resources for at least the next 12 months.

Results of Operations

Comparison of The Three and Six Month Periods Ended June 30, 2005 and 2004

The following tables set forth certain of HydroGen's operating data for the three and six month periods ending June 30, 2005 and 2004:

For the three months ended June 30, 2005 and 2004:

                                                                                                   Increase
                                           June 30, 2005               June 30, 2004              (Decrease)
                                         ----------------           ------------------          --------------
Research & development                   $        179,950           $           40,933          $      139,017
Payroll and related costs                         864,070                      214,535                 649,535
Professional fees                                 129,493                       16,444                 113,049
Travel & entertainment                             68,967                       32,187                  36,780
Other                                              98,802                       11,936                  86,866
                                         ----------------           ------------------          --------------
         Totals                          $      1,341,282           $          316,035          $    1,025,247
                                         ================           ==================          ==============

For the six months ended June 30, 2005 and 2004:

                                                                                                   Increase
                                           June 30, 2005               June 30, 2004              (Decrease)
                                         ----------------           ------------------          --------------
Research & development                   $        334,950           $           61,933          $      273,017
Payroll and related costs                       1,151,900                      344,467                 807,433
Professional fees                                 186,732                       15,323                 171,409
Travel & entertainment 2004                       153,952                       46,953                 106,999
Other                                             155,661                       27,569                 128,092
                                         ----------------           ------------------          --------------
         Totals                          $      1,983,195           $          496,245          $    1,486,950
                                         ================           ==================          ==============

As stated above, HydroGen has historically financed its operations through working capital loans from FCA and equity based compensation. In May, 2004, HydroGen received a $350,000 working capital loan from FCA and, as also described above, in late 2004 and early 2005, raised $2 million in a private placement of bridge units.

Subsequent to receiving the $350,000 working capital loan, HydroGen began to ramp up its manufacturing and development activities, and this was further accelerated with the sale of its bridge units. As such, additional staff and consultants were hired to support this effort. Due to this increased level of activity, research and development expenses for the three and six months ended June 30, 2005, significantly increased over levels expended in the three and six months ended June 30, 2004.

At the same time, HydroGen hired additional management and administrative staff. Also, existing members of management began to receive cash compensation on a regular basis, albeit at rates that were significantly below market. On April 1, 2005, most members of HydroGen's management signed employment agreements that significantly increased their cash compensation, although most of this increase was deferred until the closing of the Exchange Agreement and Private Placement. Certain key technical personnel also deferred a portion of their cash compensation during this period. The cash compensation that was deferred was accrued at June 30, 2005 and was paid in July 2005. Because of these factors, executive and administrative payroll and related expenses increased in the second quarter and first half of 2005 versus the same periods in 2004.

The increase in professional fees in the three and six months ending June 30, 2005 versus the same periods in 2004 primarily relates to legal fees incurred in connection with the negotiation, due diligence and execution of the Exchange Agreement, as well as certain fees related to the recently completed private placement. Additionally, the Company incurred audit fees that were significantly higher than those in prior years due to the transactions described above as well as the Company becoming a publicly-traded entity.

The increase in travel and entertainment in the second quarter and first half of 2005 versus the same periods in 2004 relates primarily to expenses incurred in marketing HydroGen's private placement to investors.

Other expenses, including plant expenses, consulting fees, etc., increased in the second quarter and first half of 2005 versus the same periods in 2004 for the same reasons described above.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

            31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended of Leo Blomen.

            31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended of Joshua Tosteson.

            31.3 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended of Scott Schecter.

            32 Certification of the Chief Executive Officer, President and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)   Reports on Form 8-K

            The following current reports were filed during the quarter ended June 30, 2005:

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

                                     CHISTE CORPORATION


                                      By:   /s/ Leo Blomen
                                            ------------------------------------
                                            Chief Executive Officer
                                            Date: August 15, 2005


                                      By:   /s/ Joshua Tosteson
                                            ------------------------------------
                                            President
                                            Date: August 15, 2005


                                      By:   /s/ Scott Schecter
                                            ------------------------------------
                                            Principal Financial Officer
                                            Date: August 15, 2005