Form 10QSB
period 2005-09-30
HydroGen CORP
filed 2005-11-14
CIK 1124394

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2005

Commission File Number: 000-32065

HYDROGEN CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	86-0965692
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2 Juniper Street, Versailles, PA 15132
(Address of principal executive offices)

(412) 405-1000
(Issuer’s telephone number)

1801 Route 51 South
Jefferson Hills, PA 15025
(Former address of principal executive offices)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No     .

As of November 8, 2005, there were 7,614,904 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No  X .

TABLE OF CONTENTS
		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets, September 30, 2005 (unaudited)
	and December 31, 2004	3

	Condensed Statements of Operations for the three and nine month periods
	ended September 30, 2005 and 2004 and for the period from
	inception (November 11, 2001) to September 30, 2005 (unaudited)	4

	Statements of Shareholders’ Equity (Deficiency) from Inception to
	September 30, 2005	5

	Condensed Statements of Cash Flows for the nine month periods
	ended September 30, 2005 and 2004 and for the period from inception
	(November 11, 2001) to September 30, 2005 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	14

Item 3.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		24

-i-

Part I - Financial Information

Item 1. Financial Statements

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. HydroGen Corporation (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

HYDROGEN CORPORATION
(A Development Stage Company)
CONDENSED FINANCIAL STATEMENTS
For the three and nine month periods ended September 30, 2005 and 2004

HYDROGEN CORPORATION AND SUBSIDIARY (formerly HydroGen, L.L.C.)
(A Development Stage Company)
BALANCE SHEETS

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,103,052	$1,230,056
Short-term investments	3,043,932	-
Other current assets	152,484	2,515
TOTAL CURRENT ASSETS	$11,299,468	$1,232,571
Property and equipment, net	227,227	4,415
Other assets	14,373	-
TOTAL ASSETS	$11,541,068	$1,236,986
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$242,432	$289,974
Note payable, related parties	-	617,360
Convertible notes payable, net of discount of $387,839 at December 31, 2004	-	1,242,161
TOTAL CURRENT LIABILITIES	242,432	2,149,495
Common stock, par value $0.001, authorized 65,000,000 shares, 7,612,940 issued and outstanding	$7,613	-
Series B convertible preferred stock, par $0.001, authorized 10,000,000 shares, 433,566 issued (stated value and liquidation preference of $34.62 per share)	-	434
Additional paid-in capital	17,959,356	1,094,758
Accumulated deficit	(6,668,333)	(2,007,700)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)	11,298,636	(912,508)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$11,541,068	$1,236,986

See accompanying notes to the financial statements

HYDROGEN CORPORATION AND SUBSIDIARY (formerly HydroGen, L.L.C.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30		NOVEMBER 11, 2001 (INCEPTION) THROUGH
	2005	2004	2005	2004	SEPTEMBER 30, 2005
REVENUES	$-	$-	$-	$767	$96,660
COSTS AND EXPENSES
Cost of revenue	-	-	-	443	1,780
General and administrative expenses	1,194,077	519,675	3,177,272	1,015,920	5,169,731
TOTAL COSTS AND EXPENSES	1,194,077	519,675	3,177,272	1,016,363	5,171,511
LOSS FROM OPERATIONS	(1,194,077)	(519,675)	(3,177,272)	(1,015,596)	(5,074,851)
Interest Income	84,118	-	93,663	-	94,827
Interest Expense	(2,991)	(6,926)	(564,112)	(15,959)	(675,397)
Charge for repricing on conversion of convertible debt	(875,000)	-	(875,000)	-	(875,000)

NET LOSS	$(1,987,950)	$(526,601)	$(4,522,721)	$(1,031,555)	$(6,530,421)

Weighted average common shares outstanding (basic and diluted)	2,910,581	-	980,855	-	-
Net loss per share (basic and diluted)	$(0.68)	-	$(4.61)	-	-

See accompanying notes to the financial statements

HYDROGEN CORPORATION AND SUBSIDIARY (formerly HydroGen, L.L.C.)
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Series B Preferred Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance, November 11, 2001 (Inception)	-	-	-	-	-	-	-
Capital contributed	-	-	377,704	$378	$476	$-	$854
Net loss	-	-	-	-	-	(5,564)	(5,564)
Balance, December 31, 2001	-	-	377,704	$378	$476	$(5,564)	$(4,710)
Net loss	-	-	-	-	-	(104,354)	(104,354)
Balance, December 31, 2002	-	-	377,704	$378	$476	$(109,918)	$(109,064)
Net loss	-	-	-	-	-	$(163,128)	$(163,128)
Balance, December 31, 2003	-	-	377,704	$378	$476	$(273,046)	$(272,192(272,192))
Equity issued for compensation	-	-	28,012	28	638,802	-	638,830
Issuance of equity in connection with issuance of convertible notes	-	-	27,850	28	455,480	-	455,508
Net loss	-	-	-	-	-	(1,734,654)	(1,734,654)
Balance, December 31, 2004	-	-	433,566	$434	$1,094,758	$(2,007,700)	$(912,508)
(unaudited)
Vesting of equity issued for compensation	-	-	21,731	22	513,319	-	513,341
Equity issued to existing shareholders electing antidilution protection	-	-	4,862	5	112,673	-	112,678
Issuance of equity in connection with issuance of convertible notes	-	-	6,147	6	103,397	-	103,403
Conversion of convertible notes	-	-	60,446	60	1,999,940	-	2,000,000
Repricing of convertible debt	-	-	-	-	875,000	-	875,000
Forgiveness of debt by significant shareholder	-	-	-	-	150,000	-	150,000
Chiste shareholders’ interest post-reverse merger	375,865	376	-	-	(376)	-	-
Sale of equity securities	-	-	427,072	427	12,394,137	-	12,394,564
Conversion of preferred securities into common stock	7,071,735	7,072	(953,824)	(954)	(6,118)	-	-
Dividend - round up of odd-lot shareholders	30,901	31	-	-	137,880	(137,911)	-
Sale of common shares	134,439	134	-	-	584,746	-	584,880
Net loss	-	-	-	-	-	(4,522,721)	(4,522,721)
Balance, September 30, 2005	7,612,940	$7,613	-	-	$17,959,356	$(6,668,333)	$11,298,636

See accompanying notes to the financial statements

HYDROGEN CORPORATION AND SUBSIDIARY (formerly HydroGen, L.L.C.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30		NOVEMBER 11, 2001 (INCEPTION) THROUGH SEPTEMBER 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,522,721)	$(1,031,555)	$(6,530,421)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Depreciation	3,804	275	4,295
Amortization of discount on convertible notes	491,242	1,164	558,911
Capital stock issued as compensation	626,019	440,090	1,264,849
Financing cost recognized upon change in terms of convertible debt	875,000	-	875,000
Changes in operating assets and liabilities
(Increase) decrease in other assets	(164,342)	3,000	(166,857)
(Decrease) increase in accounts payable and accrued expenses	(47,541)	85,202	242,433
NET CASH USED IN OPERATING ACTIVITIES	(2,738,539)	(501,824)	(3,751,791)
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of short-term investments	(3,043,932)	-	(3,043,932)
Purchase of property and equipment	(226,616)	(4,905)	(231,522)
NET CASH USED IN INVESTING ACTIVITIES	(3,270,548)	(4,905)	(3,275,454)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common and preferred stock for cash	12,979,443	-	12,980,297
Proceeds from (repayment of) notes payable, related parties	(467,360)	445,710	150,000
Proceeds from issuance of convertible notes payable including amount allocated to equity component	370,000	150,000	2,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,882,083	595,710	15,130,297
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,872,996	88,981	8,103,052
CASH AND CASH EQUIVALENTS, beginning of period	1,230,056	451	-
CASH AND CASH EQUIVALENTS, end of period	$8,103,052	$89,432	$8,103,052
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$116,493	$-	$116,493
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital stock issued upon conversion of convertible notes	$2,000,000	-	$2,000,000
Reduction in note payable to related party credited to paid in capital	$150,000	-	$150,000
Issuance of equity in connection with issuance of convertible notes	$103,403	-	$103,403
Dividend - roundup of odd-lot shareholders	$137,911	-	$137,911

See accompanying notes to the financial statements

HYDROGEN CORPORATION AND SUBSIDIARY (formerly HydroGen L.L.C.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1 - Description of the Company

The business of HydroGen Corporation, through its wholly-owned subsidiary HydroGen L.L.C., (together, the “Company”) commenced in November, 2001 to conduct the business of designing and manufacturing air-cooled Phosphoric Acid Fuel Cell (“PAFC”) power generation systems.

Company’s Business
The Company is a manufacturer of multi-megawatt fuel cell systems utilizing proprietary 400-kilowatt (kW) phosphoric acid fuel cell (PAFC) technology. The technology was developed by Westinghouse Electric Corporation, and was acquired in 1993 by Fuel Cell Corporation of America (“FCA”,) the Company’s predecessor. In 2001, FCA assigned all of its ownership rights to the technology to the Company (the assignment to the Company of patents and patent applications is in the process of being registered with the United States Patent and Trademark Office).

FCA contributed assets and PAFC technology for a 55% interest in the Company. Founding management members received a 45% membership interest in the aggregate for services to be rendered. FCA, under an Operating Agreement, received a distribution preference from the Company in the amount of $2.2 million. On January 27, 2004, FCA and HMR, LP (“HMR”) a Connecticut limited partnership, entered into an option agreement granting HMR the option to purchase ½ of FCA’s 54.083 membership units. On May 14, 2004, HMR acquired 27.042 of FCA’s units for $2,350,000 under this Option Agreement. Prior to exercise of the option by HMR, FCA owned 53.683% of the outstanding membership units of the Company, and at December 31, 2004 FCA owned 23.284% of such membership units.

As a part of this transaction FCA cancelled its $2.2 million distribution preference as provided for in the operating agreement with the Company. Further, FCA agreed to lend the Company on an interest free basis evidenced by a line of credit note, a sum not to exceed $350,000. This was in addition to other short-term working capital loans previously provided by FCA, which bore interest at 8% per annum, that totaled approximately $267,000. FCA agreed that, upon repayment of the $350,000 non-interest bearing note, $150,000 of the interest-bearing loans would be forgiven. These loans were repaid in July 2005, and the $150,000 that was forgiven is shown as an increase to additional paid-in capital at September 30, 2005.

HYDROGEN CORPORATION AND SUBSIDIARY (formerly HydroGen L.L.C.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 2 - Recapitalization

On May 13, 2005, HydroGen L.L.C., an Ohio limited liability corporation, and certain members of HydroGen representing approximately 69.7% of the outstanding membership interests, entered into an Exchange Agreement (“Exchange Agreement”) with Chiste Corporation, a Nevada corporation (“Chiste”), and Keating Reverse Merger Fund, LLC (“KRM Fund”). The closing of the transactions contemplated by the Exchange Agreement (the “Closing”) occurred on July 7, 2005. At the Closing, pursuant to the terms of the Exchange Agreement, Chiste acquired all of the outstanding membership interests of HydroGen (the “Interests”) from all the HydroGen members. All the HydroGen members either executed or joined the Exchange Agreement prior to the Closing, including persons investing in membership units as part of a private placement by HydroGen. The completion of a HydroGen private placement of membership units for minimum gross proceeds of $5,000,000 and a maximum of $10,000,000 was a condition to the Closing. HydroGen raised $6,536,283 in gross proceeds from the private placement, and the holders of $2,000,000 of notes converted the principal amount of their notes into membership units in the private placement. In the exchange transaction, Chiste issued to the HydroGen members, including the new investors and converting note holders, an aggregate of 742,255 shares of Series B Convertible Preferred Shares, par value $0.001 per share (“Preferred Shares”), which were convertible into shares of Chiste's common stock. In addition, immediately following the closing of the exchange transaction, Chiste sold to several institutional investors 211,569 Preferred Shares for an aggregate purchase price of $7,000,000. Total gross proceeds from the sale of equity interests amounted to approximately $13,536,000, and the Company incurred fees related to these transactions of approximately $1,100,000.

Accordingly, after the exchange transaction and the institutional investment, Chiste had an aggregate of 953,824 shares of Preferred Stock outstanding which were convertible into an aggregate of 176,793,375 shares of common stock of Chiste (“Conversion Shares”). At the Closing, HydroGen became a wholly-owned subsidiary of Chiste and continued as the principal operating company.

Each Preferred Share was convertible into 185.35215 shares of Chiste common (“Conversion Rate”). On August 19, 2005, the Preferred Shares automatically converted into the Conversion Shares upon the approval by a majority of Chiste's common stock and Preferred Shares holders (voting together on an as-converted-to-common-stock basis) of a 1 for 25 reverse stock split of Chiste's outstanding common stock (“Reverse Split”). Additionally, in September 2005, the Company sold 134,439 common shares to two institutions for gross proceeds of $600,000 in the aggregate, or approximately $585,000 net of offering costs. The shareholders of Chiste prior to these transactions owned, on a fully diluted basis, common shares amounting to approximately 5% of the common stock of the Company, and the holders of Company LLC Units and new investors held approximately 95% of the outstanding common stock on a fully diluted basis. The Company was obligated to and completed the registration for resale of the shares of common stock of certain holders into which the Series B Preferred Stock was converted. The above described exchange transaction is being treated as a recapitalization of HydroGen, and the accompanying financial statements reflect the impact of the recapitalization for all periods presented.

HYDROGEN CORPORATION AND SUBSIDIARY (formerly HydroGen L.L.C.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 3 - Basis of Presentation and Summary of Significant Accounting Policies

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2004 and 2003. Operating results for the three and nine months ending September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to HydroGen’s consolidated financial statements and footnotes for the year ended December 31, 2004 included in HydroGen’s Form SB-2, filed with the Securities and Exchange Commission on September 22, 2005.

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

Research and Development Expenses
Research and development expenditures are charged to operations as incurred. These costs include the payroll and related costs of the Company’s technical personnel, who are running test programs on our technology as well as developing and manufacturing programs and procedures.

HYDROGEN CORPORATION AND SUBSIDIARY (formerly HydroGen L.L.C.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 3 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

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

Net Loss Per Share
Loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period. Shares to be issued upon the exercise of options and warrants aggregating 342,345 as of September 30, 2005 are not included in the computation of loss per share as their effect is antidilutive. Prior to August 19, 2005, the Company had no common shares outstanding.

Effective August 19, 2005, the Company’s shareholders approved a 1 for 25 reverse stock split, whereby the number of outstanding shares of common stock was decreased and the outstanding Series B Preferred Shares were converted into an aggregate of 7,447,600 common shares. All share and per share amounts have been restated to retroactively reflect the reverse stock split. Additionally, individuals holding less than 100 shares after the reverse split were issued an additional dividend of shares to bring them up to 100 shares. The Company has reflected this as a dividend to these shareholders. In October 2005 the Company issued an additional dividend of 1,964 shares for the same reason.

Stock-Based Compensation
The Company accounts for stock-based compensation for employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock, stock options or other similar instruments, granted to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

If compensation expense for HydroGen's plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, "Accounting for Stock-Based Compensation," HydroGen's net income and income per share would have been adjusted as follows for the three and nine-month periods ended September 30, 2005 and 2004:

HYDROGEN CORPORATION AND SUBSIDIARY (formerly HydroGen L.L.C.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 3 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,987,950)	$(526,601)	$(4,522,721)	$(1,031,555)
Pro forma stock compensation expense, net of tax benefit	(21,992)	-	(104,737)	-
Pro forma net loss	$(2,009,942)	$(526,601)	$(4,627,458)	$(1,031,555)
Net loss per share, basic and diluted, as reported	$(0.68)	-	$(4.61)	-
Pro forma stock compensation expense	(0.01)	-	(0.11)	-
Pro forma	$(0.69)	-	$(4.72)	-

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R in the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a material impact on the consolidated statements of operations and comprehensive income (loss) and net income (loss) per share.

NOTE 4 - Convertible Notes

The Company completed a $2,000,000 private placement of securities whereby, for each $10,000 received, it issued investment units consisting of a $10,000 convertible note and a .045 membership unit. At December 31, 2004, the Company had received $1,630,000 of the investment units and subsequent to December 31, 2004, the Company received the remaining $370,000.

HYDROGEN CORPORATION AND SUBSIDIARY (formerly HydroGen L.L.C.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 4 - Convertible Notes - Continued

The $2,000,000 of convertible notes bore interest at the rate of 6% per annum and were convertible into membership units of the Company on the basis of .045 units per $10,000 of convertible amount. An investor in the convertible notes also received equity in the Company in addition to a note instrument. A value of $558,906 was allocated to the issuance of membership units. This amount was reflected as a discount to the convertible notes payable and was amortized over the life of the loan. For the year ended December 31, 2004, $67,669 was amortized to the debt component and included as additional interest expense; the $491,237 balance of the discount was amortized to the debt component and included as additional interest expense in the first 6 months of 2005.

Although the conversion rate of the notes was $222,222 per membership unit of the Company, as part of the transactions described in Note 2 and to encourage conversion of the convertible notes, the Company extended an offer to the note holders to convert the outstanding principal for units in the Company at the conversion rate of $125,000 per Unit. All of the notes were subsequently converted on July 7, 2005, and the Company paid approximately $69,000 in interest expense to the note holders. Upon conversion, the Company incurred a non-cash charge of $875,000 relating to the fair value of the additional membership units issued to the debt holders in relation to the reduced conversion rate used to encourage the debt holders to convert.

NOTE 5 - Commitments

On August 15, 2005, the Company executed a 5 year agreement to lease approximately 34,500 square feet of industrial space in Allegheny County, PA, to house its manufacturing operations and certain administrative functions. Terms of the lease provide for minimum lease payments of $14,373 per month, plus increases in real estate taxes and insurance costs over 2005 “Base Year” costs. The Company has the right to extend the lease for an additional 5 years, with certain adjustments made to the base rent. The Company will be vacating its current facility in Jefferson Hills, PA, which has been rented on a month-to-month basis, in November 2005.

In September 2005, the Company executed an agreement to lease office space in Cleveland, Ohio, which will serve as the Company’s headquarters as required by the development grant provided to the Company by the State of Ohio (see Note 7). The Company is renting the space on a month-to-month basis for $280 per month.

HYDROGEN CORPORATION AND SUBSIDIARY (formerly HydroGen L.L.C.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 5 - Commitments

On October 19, 2005, the Company entered into an agreement to lease approximately 1,700 square feet of office space in New York for 61 months at a base rent of approximately $69,700 in the first year, increasing by 2.5% in each subsequent year. The lease includes provisions for additional payments related to the Company’s pro rata share of annual increases in real estate taxes. The Company expects to occupy the space commencing December 1, 2005.

NOTE 6 - State of Ohio Development Grant

On August 26, 2005, the State of Ohio, Department of Development, provided to HydroGen Corporation, $1,250,000 as a development grant for a three phase program to deploy, demonstrate and commercialize the Company’s 400 kW phosphoric acid fuel cell system. The grant is under an Ohio Fuel Cell Initiative Demonstration Program and is to be used towards the costs associated with the commercial demonstration and validation of the Company’s air-cooled phosphoric acid fuel cell module technology and for the procurement and preparation of the plant equipment, system engineering, plant construction and initial operations. The grant is given on the understanding that the Company will establish the corporation headquarters in Ohio within the next two years, locate manufacturing facilities in Ohio by 2008, and create new full-time jobs at both the skilled and unskilled level. The development work is expected to be undertaken during the period 2005 to 2008. The grant was also contingent on the Company raising its own capital, which it achieved in July 2005.

The grant of the funds is on a reimbursement basis, provided the Company meets the objectives of the grant and is carrying out the terms of the defined project as represented to the state. The grant reimbursement period runs from September 1, 2005 to July 31, 2007. The grant is a deployment of federal development funds and as such, the Company will be required to adhere to various federal regulations on their use and accountability for deployment.

The grant may be terminated if the State of Ohio determines that the Company is not in compliance with certain federal regulations governing the grant or federal employment laws, the requirements of any other applicable program statute or rule or with the terms of the grant agreement, after suitable notice and the passage of cure periods. Performance under the agreement is subject to a force majeure limitation. If there is a termination, the Company may not continue to incur expenses under the grant, it may be directed by the State of Ohio to dispose of various property, data, studies and reports, and the Company may be liable for damages to the State of Ohio. The Company may also request a termination of the grant if it is unable or unwilling to comply with the conditions of the grant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

General
HydroGen is in the development stage and is expected to remain so for at least the next several quarters. HydroGen’s business plan calls for it to design, manufacture and sell 6-30MW turn-key power plants, based on a standardized 2MW power island consisting of five of HydroGen’s 400kW modules. Additionally, HydroGen plans to attempt to generate recurring revenues from the sale of operations and maintenance services, and ongoing lease revenues for the 400kW modules, which must be replaced after approximately 40,000 hours of operation.

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

Business Plan
HydroGen’s business plan is divided into three stages: market entry, cost reduction, and growth. Management anticipates that the market entry stage will last for approximately 15 months through 2006. During this period, HydroGen will focus its efforts on the following activities:

1. Ramp up fuel cell manufacturing operations to achieve 2MW per year production capacity. HydroGen will invest resources to ramp up its manufacturing facilities to achieve initial pilot production capacity of 2MW (five 400kW modules) per annum. These funds will be used to acquire certain additional production equipment, to implement certain facilities upgrades and to prepare and train a new team of production staff in the fuel cell production processes. Management estimates that it will take approximately 10-12 months to achieve production capacity at this initial level.

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

3. Product and technology testing and validation. HydroGen intends to construct and operate test facilities at our manufacturing facilities. The test facilities will include:

(a)	400kW module test facility, to test finished product at full rated capacity prior to field delivery.

(b)	10-cell stack test facility, to validate design and material changes to the fuel cells as a final step before incorporating such changes into the full 400kW module.

(c)	2”x2” small scale test facility, to test new electrode materials prior to selection for 10-cell stack testing and validation.

4. Initiate accelerated manufacturing development. HydroGen intends to initiate development activities necessary to achieve targeted fuel cell production capacity of 25MW/year scheduled for 2008 and 100MW/year scheduled for 2009 under the current business plan. The accelerated manufacturing development program consists of a staged series of projects to implement design and material changes to the technology, develop and implement automated manufacturing processes, and collaborate with outsource suppliers of key components of the fuel cells. HydroGen will also seek financing in the form of grants from state and/or federal government sources for some aspects of this phase of the business plan.

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

Financing Activities
Since inception, HydroGen has been financed by working capital loans provided by Fuel Cell Corporation of America (“FCA”), the predecessor owner of the HydroGen’s intellectual property assets and a significant shareholder of the Company. Additionally, FCA provided an interest free line of credit to HydroGen of $350,000, all of which was borrowed against. FCA agreed that, upon repayment of the $350,000 non-interest bearing note, it would forgive the principal balance of the interest-bearing loans by $150,000. These loans, plus accrued interest, were payable upon the occurrence of certain events, but in no case later than July 31, 2005. HydroGen paid the $350,000 plus accrued interest in full satisfaction of amounts owed to FCA out of the proceeds of the offerings completed in connection with the Exchange Agreement described below.

During late 2004 and early 2005, HydroGen sold in a private placement $2 million of bridge units, each unit consisting of a $10,000 convertible note and .045 membership unit. The bridge notes were due on the earlier of June 30, 2005, or earlier upon the occurrence of certain events. The bridge notes were initially convertible into an additional .045 membership unit, at an effective conversion price of $222,222. However, to encourage the conversion of these notes, the conversion price was lowered to $125,000 per membership unit, the same terms being offered to investors in HydroGen’s private placement completed in connection with the Exchange Agreement described below. Holders of all $2,000,000 of convertible notes elected to convert the principal amount of their notes as part of the private placement into 16.0 membership units in HydroGen, which membership units were immediately exchanged for 60,446 Preferred Shares of Chiste. In connection with the lowering of the conversion price, HydroGen recognized a non-cash charge of $875,000 in the three and nine months ended September 30, 2005.

On May 13, 2005, Chiste Corporation, a Nevada corporation (“Chiste”), entered into an Exchange Agreement (“Exchange Agreement”) with HydroGen, LLC, an Ohio limited liability company (“HydroGen”), certain members of HydroGen representing approximately 69.7% of the outstanding membership interests, and Keating Reverse Merger Fund, LLC (“KRM Fund”). The closing of the transactions contemplated by the Exchange Agreement (the “Closing”) occurred on July 7, 2005. At the Closing, pursuant to the terms of the Exchange Agreement, Chiste acquired all of the outstanding membership interests of HydroGen (the “Interests”) from all the HydroGen members, and the HydroGen members contributed all of their Interests to Chiste. All the HydroGen members either executed or joined the Exchange Agreement prior to the Closing, including persons investing in membership units as part of a private placement by HydroGen. The completion of the HydroGen private placement of membership units for a minimum gross proceeds of $5,000,000 and a maximum of $10,000,000 was a condition to the Closing. HydroGen raised $6,536,283 in gross proceeds from the private placement, and the holders of $2,000,000 of notes converted the principal amount of their notes into membership units in the private placement. In the exchange transaction, Chiste issued to the HydroGen members, including the new investors and converting note holders, an aggregate of 742,255 shares of Series B Convertible Preferred Shares, par value $0.001 per share (“Preferred Shares”), which converted into shares of Chiste’s common stock. In addition, immediately following the closing of the exchange transaction, Chiste sold to several institutional investors, 211,569 Preferred Shares for an aggregate purchase price of $7,000,000. At the Closing, HydroGen became a wholly-owned subsidiary of Chiste and continued as the principal operating company.

On August 19, 2005, subsequent to a shareholder vote, the Company changed its name from Chiste Corporation to HydroGen Corporation and effectuated a reverse split of its shares such that each holder received 1 share for every 25 shares owned. In connection with the reverse split of common stock, special treatment was afforded to shareholders holding fewer than 2,500 shares of common stock to prevent those shareholders from holding less than 100 shares after the reverse split. Shareholders holding less than 2,500 shares but at least 100 shares as of the record date received 100 shares of common stock after the reverse split. The reverse split did not affect the common stock held by shareholders holding less than 100 shares as of the record date. The result of this special treatment is that 30,901 additional shares of common stock have been issued and the Company recorded a non-cash charge based on the market value of such shares in the amount of $137,911.

Additionally, on September 9, 2005 and September 19, 2005, HydroGen sold an aggregate of 134,439 shares of common stock for gross proceeds of $600,000, at $4.463 per share, in a private placement to two institutional investors.

HydroGen intends to use the proceeds of these offerings to ramp up its manufacturing facility, manufacture 400kW modules, test and validate HydroGen’s product and technology, complete power plant design work, commence development work for an accelerated manufacturing facility, repay the working capital loans discussed above and for other general corporate purposes. Management estimates that the proceeds from this financing transaction will provide HydroGen with adequate capital resources for at least the next 12 months.

Results of Operations

Comparison of The Three and Nine Month Periods Ended September 30, 2005 and 2004

The following tables set forth certain of HydroGen’s operating data for the three and six month periods ending September 30, 2005 and 2004:

For the three months ended September 30, 2005 and 2004:

	September 30, 2005	September 30, 2004	Increase (Decrease)
Research & development	$354,207	$81,849	$272,358
Payroll and related costs	187,918	242,651	(54,733)
Professional fees	429,401	25,038	404,063
Travel & entertainment	55,145	11,901	43,244
Other	167,407	158,236	9,171
Totals	$1,194,078	$519,675	$674,403

For the nine months ended September 30, 2005 and 2004:

	September 30, 2005	September 30, 2004	Increase (Decrease)
Research & development	$689,157	$143,782	$545,375
Payroll and related costs	1,339,818	587,118	752,700
Professional fees	616,133	40,361	575,772
Travel & entertainment	209,097	58,854	150,243
Other	323,068	185,805	137,263
Totals	$3,177,273	$1,015,920	$2,161,353

As stated above, HydroGen has historically financed its operations through working capital loans from FCA and equity based compensation. In May, 2004, HydroGen received a $350,000 working capital loan from FCA; in late 2004 and early 2005, HydroGen raised $2 million in a private placement of bridge units; in July and September of 2005, HydroGen raised in excess of $14.1 million from the sale of equity securities.

Subsequent to receiving the $350,000 working capital loan, HydroGen began to ramp up its manufacturing and development activities, and this was further accelerated with the sale of its bridge units and the sale in the third quarter of 2005 of $14.1 million in equity securities. As such, additional staff and consultants were hired to support this effort. Due to this increased level of activity, research and development expenses for the three and nine months ended September 30, 2005, significantly increased over levels expended in the three and nine months ended September 30, 2004.

At the same time, HydroGen hired additional management and administrative staff. Also, existing members of management began to receive cash compensation on a regular basis, albeit at rates that were significantly below market. On April 1, 2005, most members of HydroGen’s management signed employment agreements that significantly increased their cash compensation, although most of this increase was deferred until the closing of the Exchange Agreement and Private Placement. Certain key technical personnel also deferred a portion of their cash compensation during this period. The cash compensation that was deferred was accrued at June 30, 2005 and was paid in July 2005. Because of these factors, executive and administrative payroll and related expenses increased in the first nine months of 2005 versus the same periods in 2004.

In the third quarter of 2005, however, executive and administrative payroll declined by approximately $55,000. This is due to equity compensation that was granted to certain executives in 2004 that became fully vested by June, 2005. Equity compensation declined by $221,000 in the third quarter of 2005 versus the same period of 2004, which more than offset the additional hires and increases in salaries.

The increase in professional fees in the three months ended September 30, 2005 versus the same period in 2004 is due primarily to $325,000 in financial advisory fees paid to Keating Securities, LLC, in connection with services rendered in the reverse merger transaction with Chiste Corporation. The balance of the increase is primarily due to legal expenses incurred in connection with the reverse merger and financing transactions, our registration of securities in September, 2005, and the ongoing legal expenses associated with being a public company.

In addition to the above stated reasons, the increase in professional fees for the nine months ending September 30, 2005 versus the same period in 2004 primarily relates to legal fees incurred in connection with the negotiation, due diligence and execution of the Exchange Agreement, as well as certain fees related to the recently completed private placement. Additionally, the Company incurred audit fees that were significantly higher than those in prior years due to the transactions described above as well as the Company becoming a publicly-traded entity.

The increase in travel and entertainment in the third quarter and first nine months of 2005 versus the same periods in 2004 relates primarily to expenses incurred in marketing HydroGen’s private placement to investors, as well as significant increases in travel related to sales and marketing activities.

Other expenses in the first nine months of 2005 increased by approximately $137,000. This included: an increase of approximately $60,000 in rent expense, which is primarily related to an increase in the square footage leased for our manufacturing facility; an approximately $50,000 increase in insurance expense, largely related to the cost of directors and officers insurance coverage for a publicly-traded company; expenses related to being a publicly-traded company of approximately $27,000; an increase in utilities of approximately $22,000 related to additional space leased. This was partially offset by a decrease in financial consulting expense of $75,000. Other expenses for the third quarter of 2005 increased by approximately $9,000 over the same period in 2004.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Incorporated by reference from the Form 8-K of the registrant, dated for the event consummated on July 7, 2005, is Item 3.02, which discusses the issuance of preferred stock in exchange for securities of Hydrogen LLC, in which transaction the registrant acquired Hydrogen LLC as its wholly owned subsidiary, and the sale of additional shares of preferred stock to four institutional investors in connection with the acquisition of Hydrogen LLC. The issuance in the exchange and the sale of the shares were made on the basis of Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), based on representations of the investors.

On August 19, 2005, the registrant issued an aggregate of 7,071,735 shares of common stock in exchange for the shares of preferred stock previously issued in July 2005, in exchange for the securities of Hydrogen LLC and the private placement to four institutional investors. The exchange was pursuant to the terms of the preferred stock which were automatically convertible into shares of common stock upon the vote of the equity security holders of the registrant to approve a 1 for 25 share reverse split of the common stock. Upon the exchange, the preferred stock was returned to the status of authorized but unissued shares of preferred stock. The stockholder approval was pursuant to a proxy solicitation in connection with a special meeting of stockholders, and the approval was obtained on August 16, 2005. The exchange was pursuant to Section 3(a)(9) of the Securities Act. No commissions were paid in connection with the conversion of the preferred stock into shares of common stock.

In September 2005, the registrant sold an aggregate of 134,439 shares of restricted common stock for an aggregate of $600,000 in gross proceeds to two institutional investors, one of which was a stockholder of the company. The transactions were pursuant to Section 4(2) of the Securities Act, based on representations of the investors. In connection with these sales, the registrant paid $ 13,500 in placement agent fees.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On August 16, 2005, the registrant held a special meeting of stockholders, at which a quorum was present. There were 9,396,629 shares of common stock and 953,824 shares of preferred stock outstanding on the record date for the meeting. The classes of common stock and preferred stock voted together as a single class and represented an aggregate of 186,189,958 votes entitled to vote on the matters presented at the special meeting. The following were the matters presented and the votes in favor and against and the abstentions:

Matter1:	An amendment to the certificate of incorporation to change the name of the registrant to “HydroGen Corporation”

151,768,562.5 votes for
0 votes against
0 votes abstaining

Matter2:	A proposal to effect a reverse split of the common stock of the registrant at the rate of one new share for 25 shares of common stock currently outstanding

151,767,909.5 votes for
453 votes against
200 votes abstaining

Matter3:	Approval of the 2005 Performance Equity Plan

132,189,973.9 votes for
19,578,191.6 votes against
397 votes abstaining

Item 5. Other Information

Not applicable.

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

 The following current reports were filed during the quarter ended September 30, 2005:

On July 11 2005, the Company filed Form 8-K disclosing that on July 6, 2005, the Company ended the engagement of Epstein Weber & Conover, PLC as its independent certified public accountants and that on July 7, 2005, Goldstein Golub Kessler LLP was engaged as the Company’s new independent certified accounts.

On July 11, 2005, the Company filed Form 8-K disclosing that on July 8, 2005, the Company completed its Exchange Agreement with Chiste Corporation and that the Company sold equity securities with gross proceeds aggregating approximately $13.5 million.

On August 30, 2005, the Company filed Form 8-K disclosing that on August 26, 2005 the State of Ohio, Department of Development, provided the Company a development grant for a three phase program to deploy, demonstrate and commercialize the Company’s 400 kW phosphoric acid fuel cell system. The grant is on a reimbursement basis and totals $1.25 million.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDROGEN CORPORATION

By:	/s/ Leo Blomen
Chief Executive Officer
Date: November 14, 2005

By:	/s/ Joshua Tosteson
President
Date: November 14, 2005

By:	/s/ Scott Schecter
Principal Financial Officer
Date: November 14, 2005