Form 10KSB
period 2005-12-31
HydroGen CORP
filed 2006-03-31
CIK 1124394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ______________
Commission File Number 000-32065

HYDROGEN CORP.
(Name of Small Business Issuer in Its Charter)

NEVADA (State of Incorporation)	86-0965692 (Small Business Issuer I.R.S. Employer I.D. Number)

2 Juniper Street, Versailles, PA (Address of principal executive offices)	15132 (zip code)

(412) 405-1000

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
 Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’ s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Issuer’s revenues for the fiscal year ended December 31, 2005 were $40,042.

As of March 21, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $21,832,905.

As of March 21, 2006, there were 7,614,904 shares of Common Stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HydroGen Corporation

Annual Report on Form 10-KSB
Year Ended December 31, 2005

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, among others, our need to raise additional financing; risks related to manufacturing and successfully demonstrating of our 400kW fuel cell module; our ability to sell and deliver or operate fuel cell power plants; market acceptance of our fuel cell power plants; intense competition in selling and delivering power plants for distributed power generation; our history of losses; regulatory environment in the geographies in which we now and intend to operate in the future; general market conditions; and other factors that may affect our business.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this prospectus or any prospectus supplement as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under “Part I, Item 1, Description of Business - Risk Factors.”

PART I

Item 1. Description of Business

HydroGen designs, manufactures, markets and distributes fuel cell modules and energy systems (power plants) using phosphoric acid fuel cells. HydroGen owns certain technology, proprietary rights, and manufacturing assets for the production of 400 kW, air-cooled phosphoric acid fuel cell modules (PAFC).

Market Opportunity for Fuel Cells

HydroGen believes it is uniquely positioned to become a competitive player in the growing distributed generation market for electricity and in the movement towards clean, hydrogen-based power generation.

Demand for electricity in the U.S. continues to grow steadily. According to McKinsey & Co. data, summer peak consumption increased by 96,000 megawatts (MW) from 1994-1999, while new generating capacity increased only 15,000MW. The Energy Information Administration (EIA) reports that electricity demand (kilowatt-hours consumed) was more than 28% higher in 2000 than it was in 1990. The EIA estimates that by 2020, 393,000MW of generation capacity will be needed to meet growing demand and to offset retirements of plants currently on line. We believe that this indicates a required increase of 50.5% in total generating capacity over the next 20 years.

Distributed generation is the decentralized, on-site generation and delivery of power at scales typically less than 30 MW. For the past 100 years, most commercial electricity has been generated in large centralized power plants and transmitted, often across great distances, to residential, commercial, and industrial end-users. Due to several interacting factors, demand is now growing for on-site power generation equipment that generates little pollution. Distributed generation represents a disruptive shift in the electric power industry and, therefore, a major growth opportunity for innovative energy service companies and equipment manufacturers. The current factors driving demand for distributed generation include:

•	Evolving local, regional, national, and international environmental standards, which are making it increasingly difficult to permit and finance heavy-emitting, large centralized power plants;

•	Inadequacy and expense of the existing electric power infrastructure (grid) to keep pace with soaring demand for high-quality, reliable power;

•	Inefficiencies and costs associated with transmitting power from the point of generation to the ultimate consumer;

•	Increasing volatility in energy prices;

•	Growing concern over the national security implications of centralized models of power generation;

•	Technological advancements in small-scale power generating equipment with greater efficiencies, environmental advantages, and lower costs; and

•	Liberalization, including deregulation, of the electric power industry, exposing the industry to competitive pressures associated with a free market.

The deregulation of the United States electric power industry has created a business opportunity for companies to provide differentiated power generation, information technology, and customer service solutions. Management believes that the greatest opportunity within the restructuring electric power industry lies in small-scale power equipment such as micro-turbines and fuel cells that are located at the site of the end user.

The Department of Energy estimates that by 2010, 20% of new generating capacity will come in the form of distributed generation. The DOE also estimates that by 2020, 23% of industrial electric demand will be met by distributed generation. The industrial distributed generation market is already sizable and experiencing growth. Worldwide orders for combustion turbines for base load applications in the 2-30MW class totaled approximately 3,500MW from June 2004-May 2005, up 136% from June 2001-May 2002. Of particular note is the growth seen over this period in the 7.5-10MW range (700%), and in the 20-30MW range (1320%). (Source: 2003, 2004, 2005 Engine Order Survey, Diesel and Gas Worldwide). These are data for combustion turbines for the baseload stationary applications that HydroGen targets, not standby or peaking units.

Distributed Generation

Distributed generation systems provide significant benefits to two distinct customer segments. The first is end users of electricity, to which this technology provides a wide range of solutions. One of the benefits of distributed generation systems is that they deliver high quality, reliable power, shielding end users from common problems associated with the electricity grid such as sags, surges, and power interruptions. Distributed generation technologies also have the potential to generate power at a high rate of efficiency, creating cost saving and arbitrage opportunities with the electricity grid. Another benefit of modern distributed generation systems, particularly fuel cells, is low or near-zero emissions, with significantly better overall environmental performance than existing power generation technologies. These environmental benefits translate into economic benefits to the owner of the generating equipment, through avoided costs of air emissions permits and penalties for exceeding pollution limits. An additional, desirable by-product of distributed generation technologies is heat, which can be used in cogeneration applications to satisfy the thermal demands of the end user’s home or facility. Finally, modular distributed generation technologies are available in a wide range of power outputs, from sub-kilowatt to several megawatts, enabling end users to tailor generation solutions to their own load requirements.

The second customer segment is energy companies, including power utilities, independent power producers, and electricity distribution companies. To these customers, distributed generation systems can delay or eliminate large capital expenditures to build new centralized power plants, reduce significantly the amount of time it takes to bring new capacity on-line, enhance and support congested areas of the electricity grid, level load curves, provide enhanced customer service, and improve environmental performance. Losses associated with transmission and distribution, particularly when coupled with inefficient central generating plants, can also be considerable. Distributed generation is able to largely eliminate the need for building new transmission and distribution lines and new substations, each of which is very costly to permit and build, and to reduce losses from these aspects of delivering electricity.

Fuel Cells within the Distributed Generation Segment

Within the distributed generation segment of the electricity industry, fuel cells have the widest range of potential applications and the greatest overall market promise. A fuel cell may be thought of as a continuous battery, providing electricity through an electrochemical reaction without combustion or moving parts. Fuel cells can be operated as long as they are supplied with fuel for the electrochemical reaction.

In the process of a hydrogen fueled cell, a hydrogen-rich gas is supplied as fuel at the anode (negatively charged plate), where it is stripped of its electrons with the aid of a catalyst. The hydrogen ions pass through a membrane, typically an electrolyte fluid, and react with oxygen and the electrons (which traverse a circuit connecting anode and cathode) at the cathode (positively charged plate). The only products formed are electricity, heat, and water. A fuel cell can be viewed as an efficient, combustion-less, virtually pollution-free power source that runs almost silently, and has few moving parts, and furthermore is capable of being sited in diverse locations, such as downtown urban areas or in remote regions.

There are five major types of fuel cell technology, differing primarily by the type of electrolyte that is used and the associated operating temperature. These include: phosphoric acid fuel cells (PAFC), proton exchange membrane (PEM) fuel cells, alkaline fuel cells (AFC), molten carbonate fuel cells (MCFC), and solid oxide fuel cells (SOFC). The table below summarizes the fuel cell types and their commercialization status.

Type of Fuel Cell	Current estimated cost/kW	Some Companies Offering:	Remark

PAFC	$4,500 (UTC)	UTC, Fuji, HYDG	More than 350 systems delivered
<$3,000 (HYDG)*
<$1,500 (HYDG)**

AFC	>$10,000	UTC	Selected applications only

PEM / SPFC	>$3-5,000	Plug Power, Ballard	Initially stationary applications, leading to transportation applications

MCFC	>$7,000	FCEL	Complicated systems have long learning curve

SOFC [tubular]	>$8,000	Siemens-Westinghouse	250 kW system successfully tested

SOFC [planar]	n/a	SECA partners	Small [<10 kW] systems may go fast

*	First 6MW system (projected)
**	First 25MW (projected)

The lightweight and low operating temperature of PEM fuel cells, along with their cost and design advantages over AFC technology, make them ideally suited to provide power for transportation, residential, and portable applications. PAFC, MCFC and tubular SOFC technologies are generally designed for larger, stationary applications. The relatively high operating temperatures of these technologies enable cogeneration at commercial and industrial facilities with concurrent thermal and electric loads, with the potential to create substantial energy savings.

In contrast to the anticipated emergence of MCFC and SOFC systems in the coming decade, PAFC systems are commercially available today. MCFC and SOFC pre-commercial demonstration units continue to be deployed, but management believes that the installed overall cost of these fuel cell systems is currently in the range of $7000 - $10,000/kW or above. Over 250 PAFC systems have been delivered since the mid-1990s. While the commercial availability and impressive performance of these PAFC systems has validated the technology, the current installed cost of more than $4,000/kW prohibits full commercialization of fuel cell technology for stationary applications. HydroGen believes that it will be able to produce its fuel cell systems at prices considerably lower than these competitors, enabling fuel cells to enter the market as a commercially viable product.

HydroGen Market Opportunities

HydroGen plans to initially target the existing hydrogen infrastructure of the United States and other industrialized countries for market entry and early growth, in applications where no hydrogen plant is required. Such applications include chemical production facilities where hydrogen is produced as a byproduct, for example in the chlor-alkali industry. In the United States, this industry produces approximately 10 million tons of chlorine annually and demands 2,500 MW of generating capacity. The electrolysis of brine generates equal amounts of chlorine and hydrogen on a mole-to-mole or volumetric basis, providing sufficient hydrogen to generate approximately 20% of the base load requirements of a typical plant. HydroGen’s PAFC plants will operate at a projected net electrical efficiency of approximately 43% running on high-purity hydrogen. If its PAFC plants were able to capture 10% of this market (250 MW) at a sales price of $1,500/kW, HydroGen’s revenues from this one market in the United States alone would amount to approximately $375 million.

As we enter the market through the “hydrogen available” segment, HydroGen also expects to target the distributed generation market for utilities and commercial/industrial facilities in the 6-30MW market class, where annual demand is greater than 2000MW. To the extent that HydroGen gains market penetration and achieves high-volume production, it will then target larger-scale applications up to 50MW, with an addressable market size of 10,000MW annually.

Potential Applications for Commercial and Industrial End Users

HydroGen’s initial target customers are locations which present an optimal combination of low-opportunity cost hydrogen, high power prices, poor air quality, and a weak or strained grid. HydroGen plans to either sell its systems directly to industrial end-users located near the hydrogen infrastructure or to own and operate the systems itself and sell electric power and steam to nearby customers.

The most promising initial customer prospects/project locations include:

•	Chlor-alkali facilities;

•	Merchant hydrogen producers or pipeline operators with over capacity or under utilization;

•	Coke production facilities;

•	Ammonia producers;

•	Refineries;

•	Commercial facilities located close to hydrogen pipelines; and

•	Desalination plants

The use of HydroGen fuel cell systems for these industrial customers should provide the following benefits:

•	High quality and reliability for power sensitive operations;

•	Cogeneration opportunities that could double the overall system efficiency and save money through use of existing hydrogen streams and with standard hydrogen plants;

•
Reduction in peak demand for electricity coupled with the ability to sell excess electricity to the electric power grid, potentially introducing a previously-unrealized revenue stream or cost avoidance opportunity;

•	Enhanced environmental performance and public image by generating and consuming environmentally clean power and renewable power in the case of landfill gas-derived hydrogen; and

•	Whole-system efficiency and insulation from electricity and gas price volatility in which integrated fuel cell cogeneration units provide base load power for operations in low-margin industries.

Energy companies offering distributed generation products and services, such as utilities and independent power producers, are also attractive customers for HydroGen. These customers can benefit from the advantages of large-scale cogeneration noted above, by owning fuel cell systems, situating the systems at end-use facilities, and selling power and heat to the end-customer. Utilities can capture some of the benefits of on-site generation and still pass the remaining benefits on to their end-customers.

Utility and independent power producer customers also benefit by additional benefits of on-site fuel cell power systems, including:

•	Grid support and capacity expansion by bringing capacity on-line faster and cheaper than possible with centralized power plants;

•
Satisfy state-mandated restructuring standards that require utilities to derive an increasing percentage of their overall energy portfolio from fuel cells and other environmentally clean energy technologies;

•
Differentiation from other energy service companies and retain revenues that may otherwise be lost on the basis of using environmentally better sourced power such as landfill and wastewater treatment plant gas, qualifying such systems as renewable energy;

•	Streamlined local permitting process and avoided costs of NOx, SOx emission permits; and

•	Reduced dependence on foreign oil and exposure to price volatility.

Two benefits to utility and independent power producer customers warrant further discussion: the influence of the fuel cell system on the transmission and distribution networks, and the effect on load leveling of the power purchase prices of power distribution companies.

Transmission and distribution networks are often old, less reliable, and in many places of insufficient capacity. New industrial, commercial and residential areas, where more power is needed than was originally planned, turn out to be bottlenecks in the grid. New permissions to extend the above-ground networks take time, if they are at all granted, and subsurface lines cost about 10 times more per mile than the above-ground lines. As more and more people in the world move to urban areas, this described problem will further increase over time. Distributed generation, with power-stabilizing fuel cells, can strengthen the existing grid, and avoid extension of the transmission and distribution networks. This can provide significant, monetizable advantages to the local utility.

Utilities can benefit from having a high percentage of distributed generation in the ‘mix’ of their power production and purchase, with flexible contracts with industrial and larger commercial customers, allowing the utilities to reduce the dependence on purchasing high- priced power from the power exchange during peak periods. As an example, utilities in Western Europe have remote control on the distributed generation systems, located at the customers’ premises, but can choose (within contractually agreed upon periods) when part of the power produced is fed back into the grid, and when the power is actually used at the location. To do this properly requires a carefully balanced mix of distributed generation joint ventures or cooperation contracts, spread over several target groups. As an example, some utilities in the Netherlands operate a mix of larger combined cycle and gas turbine plants in chemical plants, paper factories, and larger series of smaller co-generators in greenhouses, providing them with cheap distributed generation power when they otherwise would need expensive peak purchases. This effect on ‘leveling the utility’s load curve’ is important for system reliability. In fact, in certain European countries these advantages have led to decentralized power generation to contribute over 25% of the total generating ‘power plant mix’.

Developmental Background of the HydroGen Owned Technology

The fuel cell technology that HydroGen owns and has rights to use was originally developed by the Advanced Energy Systems division of Westinghouse Electric Corporation under a Department of Energy sponsored research and development program during the 1980s and early 1990s. During this time Westinghouse had two fuel cell research and development programs, one focused on solid oxide fuel cells (SOFC) and one on the phosphoric acid fuel cell (PAFC) modules. While both the SOFC and PAFC programs obtained extensive Federal funding, in 1993 the PAFC program was determined to be commercial-ready, and its DOE funding stream was discontinued. At that point in time, Westinghouse had developed the module designs and manufacturing plans, and it had constructed a manufacturing facility and working prototype module. HydroGen believes that over $150,000,000 was spent on these efforts for air-cooled PAFC development.

In the early to mid 1990’s Westinghouse was under severe financial strain related to large real estate losses. Westinghouse chose to retain the SOFC program which was continuing to receive Federal funding, and sell the PAFC technology, related intellectual property, and pilot manufacturing facility to a private investor. All assets were later transferred to FuelCell Corporation of America, a company the private investor subsequently founded. Upon the acquisition of the PAFC technology and related assets, FuelCell Corporation began a United States Department of Defense funded project with Gilbert-Commonwealth to install a prototype demonstration plant in Johnstown, PA. Fuel Cell Corporation also won a World Bank competition to conduct a study sponsored by the Romanian Ministry of Industry to assess sitting fuel cell plants using waste gas generated by chemical process plants in the chlor-alkali industry. In 2001, Fuel Cell Corporation and certain individuals decided to form HydroGen LLC, to which Fuel Cell Corporation assigned all of its fuel cell technology assets.

HydroGen Fuel Cell Technology

Management believes that phosphoric acid fuel cell technology is the most logical fuel cell for commercial, large scale stationary applications of greater than 100kW. This position is supported by the fact that management believes United Technologies Corporation and Fuji Electric have delivered over 300 units using this type of fuel cell to the field, serving the commercial cogeneration market segment of 100-1,000kW with packaged power plants. These delivered plants have demonstrated the reliability and performance of stationary fuel cells, and established PAFC as the leading stationary fuel cell type.

HydroGen’s technology is an air-cooled PAFC module. This cooling methodology is different from that currently deployed in the marketplace which uses a boiling water-cooled fuel cell. Management believes that air-cooling the PAFC offers a number of advantages over the water-cooled systems offered by others. Air-cooled stacks are simpler to build and operate than those cooled by water, because they require only air to be channeled to the graphite plates to take away the waste heat generated with the electric power production. This reduces the number of steps in the manufacturing of the fuel cell stacks. Additionally, water-cooled stacks have experienced corrosion problems with the high surface area-to volume ratio of the cooling tubes interlaced within the graphite plates that carry the water for heat rejection. HydroGen’s air-cooled PAFC stacks avoid these problems.

HydroGen’s core technology is the 400kW fuel cell module which is comprised of 4*100kW stacks within one pressure vessel. The fuel cell stack technology and configuration have been indicated as successfully tested by Westinghouse in over 125,000 hours of stack testing of different capacities, and over 2,000,000 hours of smaller scale cell testing. It is anticipated that the technology will be able to reach a lifetime of 40,000 hours in the application of HydroGen’s first 4-6 MW of modules.

Expected product attributes and performance of HydroGen’s 400kW fuel cell technology are summarized below:

•	Capacity: 400kW net output

•	Efficiency:40% (complete system with hydrogen plant) - 43% (H2-available)

•	Fuels:Clean H2 (H2 plant or byproduct), Steam-reformed natural gas

•	Cogeneration:Up to 70psia steam @ 360°F (fuel cells); much higher pressure steam if a hydrogen plant is used to generate the hydrogen (i.e., at a site where H2 is not available)

•	Net water:Up to 800 gal/hour for a 10MW system: this water is potable and needs only minor purification

HydroGen PAFC Fuel Cell Systems Approach

The systems approach of HydroGen in its PAFC technology and systems are unique in two respects: air-cooled stack design and “unbundled” fuel processing. Moreover, the targeted size range of HydroGen’s multi-megawatt power plants introduces the benefit of economy of scale. Management anticipates that these characteristics will enable HydroGen to produce and deliver fuel cell systems less expensively than its customers and will have a commercially acceptable reliability rating. Future systems may include integrated plant designs, but only after we have achieved desired system reliability and cost.

As indicated before, management believes that the air-cooled design of HydroGen’s PAFC modules makes it considerably simpler and cheaper to manufacture than comparable liquid-cooled stacks. As summarized above, air-cooled stacks are inherently a simpler technology than those cooled by water, as they only require air to be channeled to the graphite plates. This reduces the number of steps in the manufacturing of the fuel cell stacks. Additionally, corrosion and water discharge/clean-up problems are negated, lengthening the useful life of the fuel cell stacks and reducing operating costs. HydroGen fuel cell systems can also be sited in remote arid areas since they do not require the use of water for waste heat rejection. The fuel cells in fact produce water as a byproduct. These air-cooled, water-generating features may help drive further adoption of HydroGen’s PAFC plants as regional water scarcity issues become more prevalent globally.

HydroGen also takes advantage of the fact that the 400kW modules do not include an on-board fuel processing system (hydrogen plant). HydroGen builds complete PAFC power plants in the 6-30 MW range based presently on a standard building block of a 2MW ‘power island’ (each of which consists of five (5) 400kW modules) that is unbundled from the hydrogen source. The power islands will combine the HydroGen air-cooled PAFC module technology and standardized, state-of-the-art balance of plant equipment with only few custom-made components. HydroGen’s business model focuses initially on applications where there is existing hydrogen infrastructure - for example by-product hydrogen from industrial activity associated with the production of chlorine, industrial gases, and ammonia - to supply hydrogen to our PAFC power plants. In such applications capital and fuel costs are reduced, as little or no fuel processing is required.

In utility and cogeneration applications where hydrogen is not available, HydroGen intends to install a standard, hydrogen plant sized for the application. Hydrogen plants are a mature and robust technology in multi-megawatt equivalent sizes, used for decades in petroleum refining, chemicals and food industries, with several suppliers, proven reliability and low cost. Using the HydroGen ‘unbundled’ approach, management believes it will achieve low system costs by deploying its fuel cell systems using standard hydrogen technology and existing hydrogen infrastructure This approach is in contrast to other manufacturers of low and intermediate temperature fuel cells, which target smaller applications of 100-1,000kW with packaged power plants. The cost structure of these alternative installations suffers from significant diseconomies of scale and from the complex learning curve of integrating the hydrogen plants with the fuel cell stacks.

HydroGen Manufacturing Facilities

HydroGen currently occupies facilities in Versailles, PA (near Pittsburgh), and operates them as a pilot manufacturing plant. HydroGen currently occupies approximately 34,500 square feet of space in the manufacturing plant. The current facility includes production equipment for the electrodes, graphite plates, stacks, and various non-repeating components of the fuel cells and fuel cell stacks, assembly areas, and testing facilities. Management is currently using some of its working capital to make our manufacturing facilities fully operational at 2MW/year capacity on single-shift production, or 4MW/year capacity on double-shift production. Later management intends to expand the production capacity incrementally to a 4-5 MW/year (single shift) or 8-10MW/year (double-shift), which expansion management believes will only require a minimal amount of additional capital investment.

The long-term business plan for HydroGen is to expand production by deploying an automated manufacturing plant capable initially of producing 25MW (62 modules) per year, and later 100MW (250 modules) per year. HydroGen has preliminary plans and designs, which will be modified and modernized under a development program that is part of the anticipated scope of work associated with the current business plan. This work is anticipated to be concentrated in our Cleveland, Ohio corporate headquarters and advanced manufacturing development facility, located at the Wright Fuel Cell Group facility on the Case Western Reserve University campus.

HydroGen Manufacturing Activities

HydroGen plans to engage in two distinct types of manufacturing activities: the manufacturing of PAFC modules, and the contracting and construction of fuel cell power plants. These will be two entirely different processes with respect to logistics, value-chain analysis, and balance between in-house activities and outsourcing / subcontracting. The organization of the company must be able to handle both processes in parallel and simultaneously. There are, therefore, two independent organizational structures within HydroGen.

HydroGen’s core operational activity will be the manufacturing of 400kW PAFC modules from raw materials at its Versailles, Pennsylvania manufacturing facilities. Each important manufacturing step will be done in-house, and gradual changes over time will be limited to production automation steps and those steps that support cost reduction and performance improvement objectives. With manufacturing and quality analysis and quality control procedures, the production process will provide a certain yield of PAFC cells, stacks and modules, which after testing can be transported as ready-to-install modules into the field sites.

Management expects to engage in subcontracting and outsourcing fuel cell stack components with experienced supply-chain partners once the manufacturing process is fully mastered internally, once the in-house know-how is on a superior level, and after partners or subcontractors have been identified who can perform the same steps better and cheaper at the same time.

HydroGen Engineering Contracting Activities

When the PAFC modules arrive in the field, they will have to be incorporated with the balance-of-plant equipment (including a complete hydrogen plant in applications without available hydrogen) to construct and operate the fuel cell power plant at the customer’s site. These tasks will require a management approach similar to that in the chemical and power plant contracting businesses. A main contractor will assume, under direct management of HydroGen staff (mainly under a lump-sum-turnkey contract), the ultimate responsibility for building the fuel cell power plant, and installing, testing and commissioning the complete plant at the customer site. This process will require project and contract management by HydroGen, and will require special staff and high quality procurement and project managers. The risks of this approach will be different from the manufacturing risks, since here most of the actual work will be performed by third parties under contract.

HydroGen has in its executive and technology management team persons who have experience with most aspects of both the manufacturing and engineering contracting processes, and demonstrated organizational capabilities in these critical areas.

HydroGen Marketing

HydroGen’s business model plan calls for it to sell 6-30MW turn-key power plants, based on a parallel number of standardized 2MW power islands, each consisting of five of HydroGen’s 400kW modules. Additionally, HydroGen plans to attempt to generate recurring revenues from the sale of operations and maintenance services, and ongoing lease revenues for the 400kW modules, which must be replaced after approximately 40,000 hours of generation.

HydroGen will engage in marketing efforts early in its implementation of the business plan because its products represent a disruptive technology. Because of the nature of its product, the decision process of a customer is expected to require substantial educative efforts and a multi-tiered decision process within the management organization of a customer. HydroGen will use its own personnel for the early phases of its marketing program and has appropriate staff currently in place. HydroGen is in discussions with several generators of by-product hydrogen to become potential users of its fuel cell power plants.

Intellectual Property

HydroGen owns certain rights and manufacturing assets for the 400 kW, air-cooled PAFC technology developed in the 1980s and early 1990s by Westinghouse. As part of the DOE-Westinghouse program, Westinghouse obtained a revocable, non-exclusive license to use all technology developed pursuant to the DOE sponsored program. In addition, Westinghouse undertook its own development of module designs and manufacturing plans, and constructed a manufacturing facility and working prototype module. During this manufacturing and prototype program, Westinghouse privately developed recipes, processes and plans for designing and manufacturing phosphoric acid fuel cells. That intellectual property, maintained by Westinghouse as trade secrets, has been transferred to HydroGen along with all of Westinghouse’s rights to the technology developed under the DOE research and development program, and has since been maintained as closely held secrets. HydroGen also employs some of the former Westinghouse engineers who developed the technology, and is in the process of transferring their knowledge base to a new team of engineers.

Most of the HydroGen core intellectual property has been maintained as trade secrets, which are kept in the form of drawings, recipes, process descriptions and other writings in its files. Westinghouse, who originally developed the technology and made the decision to maintain the core technology in the form of trade secrets, subsequently transferred all of its intellectual property related to the PAFC program, including the trade secrets, to Environmental Energy Services, Inc (EESI), the predecessor company to Fuel Cell Corporation of America (FCA), on or about March 31, 1993 pursuant to a general assignment set forth in the asset purchase agreement. FCA/EESI maintained these trade secrets, until ultimately transferring the assets to HydroGen in the fall of 2001. HydroGen has kept, and intends to continue to keep, these secrets closely guarded, distributing them on a need to know basis only, and implementing strict confidentiality and non-use agreements when disclosure is necessary.

HydroGen, for the time being, will continue the Westinghouse policy of using trade secrets as the principal mode to protect its intellectual property. As HydroGen makes improvements to the existing technology or develops new technology, HydroGen will re-evaluate this policy, and determine an optimal combination of patent and closely-held trade secret protection.

Although most of the core technology has been maintained as trade secrets, Westinghouse did, however, apply for and receive patents from time to time. These were all subsequently assigned to the DOE. However most of the DOE patents have expired or were allowed by the DOE to lapse. The DOE did, however, maintain four key patents, three of which remain in effect today. On August 26, 2005, HydroGen LLC, the wholly owned subsidiary of HydroGen Corporation, entered into a patent license with the Department of Energy to license the four patents, one of which recently expired, for its business operations. The DOE has granted the license because it will promote the interests of the federal government and the public, and provide incentive to the company to bring these inventions to a practical application. The three remaining DOE patents subject to the license are as follows:

Patent No.	Subject Matter of Patent	Expiration date
4978591	Corrosion Free Phosphoric Acid Fuel Cells	9/2009
4732822	Fuel Cell Acid Supply System	5/2006
5096786	Integral Edge Seal for Phosphoric Acid Fuel Cells	9/2009

The DOE patent license is irrevocable and exclusive to HydroGen LLC except to the extent the government may require it to issue sublicenses to parties for health and safety needs. The license is royalty free. HydroGen is obligated to spend not less than $1,000,000 in development of products using the patents during the first year of the license and to maintain the licensed inventions at the U.S. Patent and Trademark Office. HydroGen may grant sublicenses to third parties with the permission of the DOE. HydroGen commits that the products embodying the licensed inventions will be manufactured substantially in the United States. HydroGen is obligated to provide various reports to the DOE about its development of products. The license may be terminated in whole or in part if HydroGen does not execute its development plan as required under the license, fails to make any required reports, breaches the agreement or the DOE determines that termination is necessary to meet requirements for public use as specified in federal regulations and those regulatory requirements are not being met by HydroGen. The inability to use one or more of the patents may impair HydroGen realizing its business plan.

Ohio Development Grants

On August 26, 2005, the State of Ohio, Department of Development, provided to HydroGen Corporation, $1,250,000 as a development grant for a three phase program to deploy, demonstrate and commercialize HydroGen’s 400 kW phosphoric acid fuel cell system. The grant is under an Ohio Fuel Cell Initiative Demonstration Program and is to be used towards the costs associated with the commercial demonstration and validation of HydroGen’s air-cooled phosphoric acid fuel cell module technology and for the procurement and preparation of the plant equipment, system engineering, plant construction and initial operations. The grant is given on the understanding that HydroGen will establish the corporate headquarters in Ohio within two years, locate manufacturing facilities in Ohio by 2008, and create new full-time jobs at both the skilled and unskilled level. The development work is expected to be undertaken during the period 2005 to 2008. The grant was also contingent on HydroGen raising its own capital, which it achieved in July 2005.

The grant of the funds is on a reimbursement basis, provided HydroGen meets the objectives of the grant and is carrying out the terms of the defined project as represented to the state. The grant reimbursement period runs from September 1, 2005 to July 31, 2007, and funds not requested during that period will not be available to HydroGen. The grant is a deployment of federal development funds and as such, HydroGen will be required to adhere to various federal regulations on their use and accountability for deployment.

The grant may be terminated if the State of Ohio determines that HydroGen is not in compliance with certain federal regulations governing the grant or federal employment laws, the requirements of any other applicable program statute or rule or with the terms of the grant agreement, after suitable notice and the passage of cure periods. Performance under the agreement is subject to a force majeure limitation. If there is a termination, HydroGen may not continue to incur expenses under the grant, it may be directed by the State of Ohio to dispose of various property, data, studies and reports, and HydroGen may be liable for damages to the State of Ohio. HydroGen may also request a termination of the grant if it is unable or unwilling to comply with the conditions of the grant.

On March 7, 2006, the Company was notified that it was awarded $1,000,000 by the State of Ohio Third Frontier Fuel Cell Program (TFFCP) to support the company’s advanced manufacturing development program. The Company will use the funds to optimize decisions and resource allocations for its planned advanced manufacturing facility to be located in Ohio. The planned future facility is where the Company anticipates mass producing its standard 400-kilowatt (kW) air-cooled PAFC modules, which serve as the building block of its core product, a 2 megawatt (MW) power island. Initial production capacity will be 25 MW per year of the company’s 400-kW modules, and is subsequently expected to be expanded to 100 MW per year capacity. The Company has not yet received a copy of the Grant Agreement and therefore is unable to disclose additional details.

Competition

HydroGen faces competition from a number of different sources. Indirectly, there is competition from the current producers of electricity, including the major power producers, transmission companies and existing co-generation sources, and from combustion turbines that are used to produce electric power, and there is direct competition from other producers of fuel cells, albeit based on different technologies.

The current electric producers all have existing facilities, are part of the current power grid and have an established market presence. In addition, to terminate or modify the supply relationship with some of these suppliers, the customer must pay termination fees for long term contractual arrangements or fees for remaining a user of grid electricity on a back-up basis. These fees will be taken into account when evaluating an alternative source of electricity.

The HydroGen PAFC module systems face competition from incumbent distributed generation technologies with similar performance and size characteristics, specifically internal combustion engines and combustion turbines. This technology has a long operating and service support history and low installed costs, and currently they have a substantial market position. HydroGen will compete with these technologies largely on the basis of efficiency, high reliability and availability, low to zero-emissions, low maintenance-intensity, modularity, fuel source diversity, and an ability to make direct use of by-product hydrogen from industrial processes. The power reliability issue is of particular value as the HydroGen fuel cell system will provide significant redundancy; for a 10MW system, for example, 25 individual 400 kW fuel cell modules are used. If one module fails or has maintenance issues, the other fuel cell modules will continue to run, thereby maintaining the vast majority of the plant’s rated power production.

Although it is projected that fuel cells of all kinds will gain market share in time, the incumbent technologies of power plants, co-generation sources and internal combustion engines and the producers of these technologies and power sources using them are very strongly entrenched and hold a highly defensible and dominant share of the market for electricity production. HydroGen will attempt to meet this competition by creating and maintaining strategic partnerships and achieving cost reductions in its technologies to make it more attractive as an alternative source. Also, HydroGen will seek applications where the fuel cell is the more logical solution in operation such as locations where the electric grid is weak or not readily available.

HydroGen also faces competition from producers of liquid-cooled fuel cells. Two leading manufacturers of this type of fuel cell are United Technologies Corporation and Fuji Electric. Both of these companies have a proven track record, substantial resources and a large number of installed power plants using the technology. Additionally, in the future, HydroGen may also face competition from producers of molten carbonate fuel cells and solid oxide fuel cells. These latter two technologies are not expected to be commercially available at competitive prices for at least a decade. Currently it is estimated that molten carbonate fuel cells cost approximately over $7000 to $10,000 per kW and are only available in 250kW and 1MW units. The solid oxide fuel cell units are also only available in units up to 300kW and costs are estimated to be at least as expensive as molten carbonate systems. These types of fuel cells all currently have design and operational issues that make them more expensive to manufacture and operate and overall make them compare less favorably to air cooled PAFC modules.

In the future, HydroGen may also have to compete with proton exchange membrane technology. Currently this is a fuel cell developed for both stationary and mobile applications, but it is anticipated that this technology will be deployed more broadly in smaller stationary applications. This technology operates at a lower temperature and efficiency than the PAFC module stacks and requires relatively pure hydrogen for the stacks. The proton exchange membrane technology also suffers from a shorter operating life. Overall, currently they do not appear to be suited to the larger-sized base load applications that HydroGen plans to target.

HydroGen intends to compete with its other fuel cell competitors on the basis that its technology is commercially ready and there are few manufacturers of PAFC modules. We will also compete on the basis of the fact that the price per kW installed for our multi-megawatt PAFC power plants is anticipated to be substantially less than other fuel cells, and that they are anticipated to have higher reliability and lower maintenance. HydroGen will also compete on the basis of a more mature technology that is ready for market introduction; significant resources have already been invested in the technology by Westinghouse and the United States government, and the technology is in the manufacturing and product introduction stage of development, rather than in a research and development stage.

Employees

HydroGen currently employs 29 full time employees and 7 consultants. The CEO, Dr. Leo Blomen, a resident of the Netherlands, is contracted for at least 50% of his business time and supports HydroGen’s management team in all facets of business operations. HydroGen has 4 members of executive management, 23 technical and management staff and 2 administrators. HydroGen believes it has good relations with its employees, and none are represented by collective bargaining agreements.

Risk Factors

Investors in HydroGen should be mindful of the following risk factors relative to HydroGen’s business.

HydroGen has a limited operating history in the fuel cell industry, and therefore investors may not be able to evaluate an investment in our common stock.

HydroGen has a limited history of operations in the fuel cell industry. An investment in HydroGen should be viewed in light of the risks and uncertainties inherently faced by a company in the early stages of development. There can be no assurance that HydroGen will achieve or sustain profitability or positive cash flows from operating activities in the future. Investors may lose their investment or the opportunity to profit from a developing business or be unable to correctly assess our ability to operate in our chosen industry.

HydroGen will require a substantial amount of additional capital to fully execute its business plan, and we are uncertain about the availability of such additional funds without which we may not be able to execute our business plan.

The business plan calls for the expenditure of substantial capital to finance power plant development projects, finance the preparation of our Pittsburgh area fuel cell manufacturing facility, and construct a production facility with capacity for future large scale serial production of fuel cell stacks and potentially for other components used in the fuel cell power plants that HydroGen plans to sell and deliver. HydroGen will require additional capital to fund its expenditures, including business development, operating losses, and other cash needs to implement its market entry and cost reduction phases. Furthermore, if HydroGen decides to expand the business beyond what is currently planned, additional capital beyond what is anticipated in our current business plan will be required. HydroGen plans in the future to seek portions of the required funding from commercial sales, existing state incentive programs for fuel cells, and federally funded fuel cell demonstration programs. It may seek funds under low interest incentive based loans supported by one or more selected states. Although HydroGen currently plans to obtain some of the required additional financing through the issuance of debt instruments, conditions and circumstances may change such that HydroGen may decide to raise capital through the issuance of equity securities, which would result in dilution to existing shareholders. Any such financing terms may be adverse to existing security holders of HydroGen and could impose operational limitations on HydroGen. There can be no assurance that such additional financing will be available to HydroGen. Without the necessary funds, our business plan will have to be modified or may not be fully executed.

HydroGen received a grant from the State of Ohio that has a number of obligations that if they are not met will cause the grant to be withdrawn.

The State of Ohio has provided HydroGen a development grant of $1,250,000 on a reimbursement basis. The grant imposes a number of obligations on HydroGen, including the implementation the outlined business plan in the grant application, relocation of the headquarters and establishment of manufacturing facilities in the state, creation of jobs and adherence to federal and state regulations of accountability and business practice. If these are not met, the grant may be withdrawn and the ability to seek reimbursement will be terminated. Therefore, HydroGen may have expenses that it believed would be paid under the grant but will become a financial obligation payable out of its general working capital. The loss of the grant funding may limit the ability of HydroGen to implement its business plan as currently established and require HydroGen to seek additional funding earlier than anticipated.

HydroGen has rights to use the technology previously developed by Westinghouse Electric Power Division, but there may have to be some additional development for the technology to be useful which will present obstacles that will cost more money and time.

HydroGen acquired the rights to assets of certain fuel cell technology developed in the 1980s and early 1990s by Westinghouse Electric Power Division. There exist some areas where further development might be done or required. Certain basic materials and components may have changed in nature or specifications, and additional associated problems may materialize during the initial production of the fuel cells and fuel cell stacks. There is no certainty that fuel cell production in our new Pittsburgh area production plant will not have a material impact upon the performance, profitability, and cash flows from future operations.

HydroGen has entered into a license of four patents from the Department of Energy (one of which has since expired) which has certain requirements that if not met will cause the license to be terminable, the loss of which could impair HydroGen’s ability to justify additional investment.

HydroGen has entered into a license of four patents from the Department of Energy (one of which has since expired) which has certain requirements that if not met will cause the license to be terminable, the loss of which could impair HydroGen’s ability to attract additional investment.

HydroGen relies on trade secret and similar means to protect much of its intellectual property which may not prove to be effective, with the effect of an impairment in our rights.

HydroGen relies on trade secret law, confidentiality agreements and physical security such as restricted access to protect much of its intellectual property. These means of protection may not be effective with the consequence that others may obtain knowledge of our intellectual property. To protect its rights that others learn illegally may require HydroGen to expend time and financial resources pursuing court actions. These actions are typically expensive and are not always conclusive in favor of the claimant. In addition, though HydroGen believes doing so would be difficult, it may be possible for third parties to reverse engineer its fuel cells through inspection and testing. Finally, it is possible that third party patents may exist on which HydroGen’s technology may infringe. HydroGen’s financial condition may be impaired in any such events, and it may lose its competitive position as a result.

HydroGen has no experience manufacturing fuel cell power plants on a commercial basis which may result in delays in sales and result in additional development costs.

HydroGen has no experience designing and manufacturing fuel cell power plants on a commercial basis. HydroGen does not know whether or when it will be able to develop efficient, low-cost manufacturing capability and processes that will enable its to meet the production standards or production volumes necessary to successfully market its products. Even if HydroGen is successful in developing its manufacturing capability and processes, it does not know whether it will do so in time to meet its product commercialization schedule. Therefore, investors may lose the opportunity to profit from the development of HydroGen technology and business plan because there may be delays in sales, additional development costs and loss of market position.

Utility companies could place barriers on HydroGen’s entry into the marketplace with the result that we may not be able to sell sufficient products to sustain operations and causing unexpected losses.

Electric utilities commonly charge fees to industrial customers for disconnecting from the grid, for using less electricity, or for having the capacity to use power from the grid for back-up purposes. The imposition of such fees could increase the cost to customers using our systems and could reduce the desirability of our systems, thereby harming our potential for successful marketing and therefore revenues or profitability. Without sufficient sales, we will not gain the credibility necessary to compete in our industry, and we may not be able to sustain our operations.

Alternatives to HydroGen technology could render its systems obsolete prior to commercialization, and therefore will cause us to curtail our current business plan and an impairment in an investment in HydroGen.

HydroGen’s fuel cell power plants are one of a number of alternative energy products being developed today as supplements to the electric grid that have potential industrial applications, including microturbines, solar, wind, and other types of fuel cell technologies and advanced reciprocating engines. Technological advances in alternative energy products, improvements in reciprocating engine/generator sets, and other fuel cell technologies may render HydroGen’s systems obsolete, therefore causing a diminished value of an investment in HydroGen.

HydroGen may be unable to sell and deliver or operate fuel cell power plants which will result in a loss of market opportunity and its ability to generate income.

HydroGen’s success will depend on its ability to sell and deliver fuel cell power plants. Although there is interest indicted in its potential fuel cell power plants, no contracts for the sale and delivery of our air-cooled PAFC power plants have been executed to date. Factors that could adversely affect HydroGen’s ability to sell and deliver fuel cells include increased competition, increased consolidation in the energy industry (which would reduce HydroGen’s base of potential customers) and unexpected technological obsolescence of HydroGen’s air-cooled phosphoric acid fuel cell technology. Another reason for not being able to deliver the fuel cell power plants is the technological risk associated with new applications of technology. The inability of HydroGen to effectively sell and deliver fuel cell power plants, or to get the first few plants operational, would have a material adverse effect on HydroGen’s business, financial condition and results of operations because it will lose market opportunity and credibility.

HydroGen may be unable to obtain the necessary governmental approvals, authorizations, permits, licenses, and rights-of-way to sell, deliver and / or operate fuel cell power plants without which we will not be able to sell our systems or be able to enter the market.

The development, sales, and delivery of fuel cell power plants will depend on, among other things, HydroGen’s ability to secure and maintain regional governmental approvals, authorizations, permits and licenses. In certain jurisdictions, other legal requirements may delay, stop or impede the sales, delivery and / or operation of fuel cell power plants. There can be no assurance that HydroGen, its customers, or its contractors will successfully obtain required approvals, authorizations, permits and licenses or enter into necessary agreements, as the case may be. If HydroGen or any contractor fails to secure or maintain any necessary approvals, authorizations, permits or licenses, or faces delays in respect thereof, HydroGen may be unable to commence or complete any proposed fuel cell projects, which could materially and adversely affect HydroGen’s ability to sell, deliver or operate fuel cell power plants.

HydroGen may not be able to implement the business plan as planned, on time and within budget which may cause a loss or diminution of investment value of the common stock.

HydroGen’s ability to achieve its strategic objectives will depend in large part upon the successful, timely, and cost-effective completion of the business plan. The fuel cell projects will be offered and developed in various states, and the success of these projects will rely on contracted construction companies and subcontractors in these states. In addition to HydroGen’s obtaining and maintaining applicable governmental approvals, authorizations, permits and licenses the successful execution of the business plan is dependent upon a variety of factors, uncertainties and contingencies, many of which are beyond HydroGen’s control, such as power plant construction risks, subcontractor risks, and regulatory risks.

HydroGen is subject to competition with traditional and other alternative energy systems, any of which could be determined better, more reliable or more cost efficient and any of which could reduce demand for air-cooled phosphoric acid fuel cell power systems of the type produced by HydroGen.

HydroGen’s success depends on its ability to compete with other energy systems providers. HydroGen is likely to face competition from existing energy systems providers, including combustion turbine manufacturers and renewable energy developers, who may decide to sell to the same customers and / or to build expansions of their own power generating portfolio, and from equipment manufacturers and local contractors who typically build energy systems upon a customer’s request and may decide to build excess power generating capacity which would compete with the fuel cell power plants built by HydroGen. Further, national and regional energy utility providers that have established transmission and distribution networks throughout their home countries and / or territories may decide to enter the power plant supply industry, therewith creating more competitors on the market. Due to the highly competitive nature of the American, European and international energy industries, new companies may emerge in the future offering services and products similar to HydroGen’s. Management believes that the liberalization of the energy market is likely to attract more competitors, such as companies offering traditional technology products like combustion turbines, internal combustion engines and others, but also companies offering renewable energy technologies such as wind and solar plants, as well as biogas / biomass applications, and including other fuel cell companies offering other fuel cell types to the market, such as molten carbonate fuel cells, or solid oxide fuel cells. This intensifying competition could reduce or supplant the demand for the use of HydroGen’s fuel cell power plants.

HydroGen will be competing with a new technology which if not accepted by the marketplace will impede its ability to sell fuel cells and jeopardizes its business plan.

There can be no assurance that fuel cells will become the preferred technology for power production in the near future. New technologies may emerge, that may become more widely used than fuel cells, particularly in view of the now rapid pace of technological development in the energy industry generally. If fuel cells do not become the preferred technology for the production of distributed, as well as premium power, there will be substantially less demand for the fuel cell power plants.

As a company operating in the energy systems industry in various countries, HydroGen is or will be subject to varying degrees of regulation in each of the jurisdictions in which it operates any of which could be an impediment to marketing and sales or add unexpected costs.

There can be no assurance that regulatory, judicial and legislative changes will not have a material adverse effect on HydroGen. For example, regulators may raise material issues with regard to HydroGen’s compliance or non-compliance with applicable regulations or judicial decisions may impact on HydroGen’s operations, each of which could have a material adverse effect on HydroGen’s business, financial condition and results of operations because of added costs or as an impediment or barrier to marketing and sales.

Fuel cells are a new technology, and government regulation involving the use of fuel cells is evolving which introduces some uncertainty for customers which might therefore elect to stay with more traditional sources of energy, thereby limiting our sales opportunities.

Currently, power generated by fuel cells is regulated in much the same manner as are other sources of power generation. Large scale power generation in the multi-megawatt range, which is the target market for HydroGen, is generally subject to the scrutiny of either the Federal Energy Regulatory Commission, if it affects inter-state commerce or state public service commissions if the market is wholly intrastate. While the regulatory law promulgated by these agencies will not regulate the manufacturing of fuel cells by HydroGen, such laws may affect the market for fuel cells. Currently, State and Federal government agencies are pre-disposed to provide regulatory law favorable to the commercial deployment of fuel cells. However, there is risk that government agencies will adopt regulatory law unfavorable to fuel cell commercialization. Similarly, while government agencies are also predisposed to adopt codes and regulations that enable hydrogen manufacturing, transportation and storage for use in fuel cells, there is risks that such codes and regulations could be adopted that adversely affect the fuel cell market. Further, laws creating economic incentives to produce clean power tend to favor the fuel cell market. It is difficult to assess with certainty the likelihood that government will legislate more or less such laws.

HydroGen may have difficulty in obtaining supplies which could affect its ability to produce sellable products.

HydroGen may be unable to obtain an adequate supply of materials or components to complete the fuel cell power plants. Certain components may not be widely available. A failure of any supplier to deliver the necessary materials and / or components to HydroGen on schedule or at all could delay or interrupt the construction of the fuel cell power plants. From time to time, there may be high demand in the market for some materials or components relative to the supply capacity, which could impede the ability of HydroGen to obtain the quantity of those materials and / or components it needs. Any delay in obtaining an adequate supply of materials and / or components could lead to construction delays and additional costs.

The fuel cell power plants could fail or be disrupted due to technological factors or external damage or could deteriorate more quickly than expected thereby damaging ales for this technology and diminishing the business reputation of HydroGen.

The success of the fuel cell power plants will depend in part on HydroGen’s ability to protect the plants, and their materials and/or components from external damage. There can be no assurance that the availability of the fuel cell power plants to customers will not be disrupted due to external damage caused by construction work or by events such as fires, earthquakes, floods, power losses and similar accidents or disasters. Any prolonged difficulty in accessing the fuel cell power plants could threaten HydroGen’s relationship with its customers and have a material adverse effect on HydroGen’s business, financial condition and results of operations. HydroGen cannot guarantee the actual useful life of any part of the fuel cell power plants. Additionally, although HydroGen customers may realize a recovery value of the component parts of the fuel cell stacks that will defer from the cost of the replacement stacks, HydroGen cannot warrant the recovery values attained, if any. Preventive maintenance programs and standard procedures will be in place, to minimize adverse consequences, due to faulty operational conditions of the fuel cell plants for HydroGen, and for its contractors and customers. A number of factors will affect the useful life of the fuel cell power plants, including, among other issues, quality of hydrogen, quality of construction, or unexpected deterioration. Failure of any part of the fuel cell power plants to operate for its full design life could have a material adverse effect on HydroGen’s business because they would not operate as marketed, thereby damaging sales and reputation.

HydroGen’s success depends on its ability to hire and retain key personnel without which its ability to implement its business plan will be slowed.

HydroGen’s future success depends on the skills, experience and efforts of its officers and key technical and sales employees. Its management has significant experience in the energy and chemical plant construction industries, and the loss of any one of them could materially and adversely affect HydroGen’s ability to execute its business strategy. HydroGen’s success also depends on its ability to attract, train and retain qualified engineering, technical, and sales personnel. Competition for personnel in these areas is intense and HydroGen may not be able to hire or retain the required personnel. Moreover, HydroGen may not be able to retain some of the former Westinghouse design and manufacturing engineers previously employed at the Westinghouse production facility and who played an integral role in the fuel cell development program during the late eighties and early nineties. These people are considered important to HydroGen, with tasks including: production, design development, training, and technology transfer to new workers and strategic partners. A failure to do so could have a material adverse effect on HydroGen’s business, financial condition and results of operations because without the right persons, it will not be able to implement its business plan. HydroGen does not maintain key man insurance on any of its management or employees.

HydroGen may be unable to manage its growth effectively which may result in improperly spent or managed resources or additional costs.

As a result of HydroGen’s expected growth and expansion, significant demands have been, and will continue to be, placed on HydroGen’s management, operational and financial resources and systems and controls. In order to manage growth effectively, HydroGen must continue to develop its operational and financial systems and controls, expand through the acquisition and utilization of additional facilities, hire, train, and manage a qualified employee base. Inaccuracies in HydroGen’s forecasts of market demand could result in insufficient or excessive capacity/facilities and disproportionate fixed expenses for its operations. There can be no assurance that HydroGen will be able to develop the fuel cell power plants as planned or expand at the rate anticipated in accordance with its business plan. As HydroGen proceeds with its business development and expansion, there will be increased demands on HydroGen’s customer support, sales and marketing and administrative resources. There can be no assurance that HydroGen’s engineering, production, operations, and financial control systems will continue to be adequate to maintain and effectively manage growth. Failure to continue to upgrade the administrative, operating and financial control systems or the emergence of unexpected expansion difficulties could materially and adversely affect HydroGen’s business and results of operations and cost additional sums. Managing operations in multiple jurisdictions may place further strain on HydroGen’s ability to manage its overall growth.

Anticipated growth in demand for energy systems capacity may not occur which would reduce the market and the opportunity to sell its fuel cell systems.

HydroGen’s primary customers will be operators of the fuel cell power plants for their power (and often co-generated heat) needs. To the extent local and regional demand for power generating capacity does not exceed the capacity of the current energy market suppliers, or technological advances increase the capacity of existing power generating equipment, HydroGen’s potential customers may not have a need for additional power generating capacity. Any significant decline in the local and regional demand for power generating capacity or downturn in the energy industry could result in unsold capacity of fuel cell power plants and hence lower revenues. If growth in the demand for power generating capacity for any of these, or other, reasons is less than that expected by HydroGen, there will be less demand for the fuel cell power plants, which would have a material adverse effect on HydroGen’s business, financial condition and results of operations due to a lack of demand for systems.

It is possible there are claims resulting from prior corporate activities of which HydroGen is unaware that may come to light in the future and cost HydroGen considerable time, effort and expense to resolve.

Although prior to the exchange transaction with HydroGen LLC the company was operational only as a shell corporation for at least two years, it is possible that claims, whether colorable or not, may be asserted against HydroGen in the future. To date, there has been notice to HydroGen of a potential claim in patent infringement relating to the predecessor company, but there has not been any service made on HydroGen. There can be no assurance given that some person will not devise a claim and attempt to assert it in the hopes of obtaining some monetary or other benefit. To resolve claims, including payment, may cost HydroGen considerable time, effort and expense. Any of these may impair management’s implementation of the business plan concerning HydroGen with the consequence of a loss of opportunity.

Item 2. Properties

HydroGen currently occupies approximately 34,500 square feet of manufacturing and office space in Versailles, Pennsylvania. At this location HydroGen maintains its principal current manufacturing and testing facilities. The company is the sole occupant of this facility. This facility is leased from the National Carbide Die Corporation on a 5 year lease term for a price of $172,480 per year.

HydroGen has established a small corporate headquarters and advanced manufacturing development facility in Cleveland, Ohio at the Wright Fuel Cell Group building on the Case Western Reserve campus. We established this facility as part of our arrangements with the State of Ohio described elsewhere, and rent this space on a month to month basis for $280 per month.

HydroGen also has offices at 10 East 40th Street in New York City, from which we conduct corporate governance, investor relations, funding and related activities. The office facility, approximately 1,700 square feet, is leased on a 5 year term at an annual cost of $69,700 for the first year, and increasing 2.5% in each year of the lease term.

Item 3. Legal Proceedings

In September 2005, HydroGen’s predecessor company was named in a patent infringement claim related to technology that the predecessor company sold to the claimant. According to the pleadings (filed in a federal district court in California), in 2004 the buyer of the technology discovered that a former employee of our predecessor company was seeking investment dollars to commercialize the same technology that the buyer purchased. Further, the former employee continued to use the company’s predecessor company’s name in her efforts. Accordingly, the buyer filed suit in August 2004 seeking, among other relief, an injunction preventing the predecessor company’s former employee from continuing to use the technology. In September 2005, the buyer amended its pleadings to add a claim in patent infringement (thereby establishing subject matter jurisdiction) and naming the predecessor company.

The Company recently learned of this action against its predecessor company, and is investigating whether it needs to appear in the litigation in order to defend itself against any liability. As of the time of this writing, no service of process has been made on HydroGen or its predecessor company, and it is unclear if plaintiffs intend to make any attempt to undertake service. While the results of any litigation are inherently difficult to predict, HydroGen believes the claims made against its predecessor company have been made in error, and should it be required that HydroGen make an appearance in this matter, it will seek voluntary dismissal of the claims against the predecessor company by the claimant, and failing that, involuntary dismissal by the court. After reviewing the facts alleged in this action, management believes that its predecessor company has not been involved in any of the activities alleged in the complaint, amended complaint, or a counterclaim. Management does not, therefore, believe that this action, once resolved, will have a material impact on HydroGen’s financial statements.

Item 4. Submission of Matters to a Vote by Security Holders

During the fourth quarter of 2005, no matters were submitted to a vote by security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The common stock is traded in the over-the-counter market and quoted on the OTC BB under the symbol “HYDG OB”.

The trading volume in the Common Stock has been and is extremely limited. The limited nature of the trading market can create the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities. The market price of our common stock also may be subject to significant fluctuations in response to numerous factors, including: variations in our annual or quarterly financial results or those of our competitors; conditions in the economy in general; announcements of key developments by competitors; loss of key personnel; unfavorable publicity affecting our industry or us; adverse legal events affecting us; and sales of our common stock by existing stockholders.

Subject to the above limitations, we believe that during the two fiscal quarters reported upon below, the high and low bid information for the Common Stock, per share, during each quarter are as set forth in the table which prices are without retail mark-up, mark-down, or commissions. The information is as reported by the OTC Bulletin Board for each quarter since HydroGen commenced trading on the OTC Bulletin Board.

Fiscal Quarters	High	Low
2005
September 30, 2005(1)	$21.25	$3.30
December 31, 2005	$5.55	$3.30

(1)
Trading information presented for the quarter ended September 30, 2005 presents the high and low bid price from July 8, 2005, the day after HydroGen concluded its Exchange Agreement with Chiste and commenced trading as a combined entity on the OTC Bulletin Board. Additionally, share prices presented are adjusted for a 25 to 1 reverse stock split that occurred in August 2005.

Holders

As of March 16, 2006 there were 294 holders of record of our common stock. Management believes that there are additional beneficial holders of the common stock who hold their shares through brokerage and similar accounts. The number of beneficial holders cannot be determined at this time.

Dividends

We have never declared or paid any dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business. Any future decision to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors our board of directors may deem relevant. There are currently no restrictions that limit our ability to pay dividends on our capital stock.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal year 2005, HydroGen did not sell any securities in unregistered transactions.

Transfer Agent

The Transfer Agent and Registrar for HydroGen’s common shares is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO  80401.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plan, our 2005 Performance Equity Plan, as amended. The information in this table is as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available

Equity compensation plans approved by security holders(1)	78,535	$5.10	1,021,465
Equity compensation plans not approved by security holders	342,345	4.34	—
Total	420,880	$4.48	1,021,465

(1)
Our 2005 Performance Equity Plan, as amended, permits the issuance of restricted stock, stock appreciation rights, options to purchase our common stock, deferred stock and other stock-based awards, not to exceed 1,100,000 shares of our common stock, to employees, outside directors, and consultants.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related footnotes. This discussion and analysis contains forward-looking statements relating to future events and our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in this Annual Report on Form 10-KSB.

General

HydroGen is in the development stage and is expected to remain so for at least the next several quarters. HydroGen’s business plan calls for it to design, manufacture and sell 6-30MW turn-key power plants, based on a standardized 2 MW power island consisting of five of HydroGen’s 400kW modules. Additionally, HydroGen plans to attempt to generate recurring revenues from the sale of operations and maintenance services, and ongoing lease revenues for the 400kW modules, which must be replaced after approximately 40,000 hours of operation.

HydroGen expects to enter the market at a cost of approximately $3,000/kW installed for a first article plant of approximately 4-8 MW. Management expects its production costs in the future will fall below $1,000/kW for a complete system (fuel cell modules and balance of plant) once its PAFC modules are produced in an accelerated manufacturing facility with a capacity of 25MW per annum or greater. These costs compare favorably with its manufacturing competition of water cooled PAFCs, molten carbonate fuel cells, and solid oxide fuel cells.

Plan of Operation

HydroGen’s business plan is divided into three stages: market entry, cost reduction, and growth. Management anticipates that the market entry stage will last approximately through 2007. During this period, HydroGen is focusing its efforts on the following activities:

1. Ramp up fuel cell manufacturing operations to achieve 2MW per year single-shift production capacity. HydroGen is investing approximately $1.5-2 million to ramp up its manufacturing facilities to achieve initial pilot production capacity of 2MW (five 400kW modules) per annum on single shift, or 4MW per year on double shift basis. These funds are being used to acquire certain additional production equipment, to implement certain facilities upgrades and to prepare and train a new team of production staff in the fuel cell production processes. Management estimates that it will take approximately 3-6 months to achieve production capacity at this initial level.

2. Manufacture 400kW modules. HydroGen intends to produce up to three (3) new 400kW air-cooled phosphoric acid fuel cell modules in our manufacturing facilities during the market entry phase. The modules will be tested at our facilities, and then delivered to customer demonstration sites in the field. Management has allocated $2 to $3.5 million to the manufacturing activities.

3. Product and technology testing and validation. HydroGen is in the process of constructing, and will operate test facilities at our manufacturing facilities. Management has allocated $1.5 to $2 million to the product and technology testing and validation activities. The test facilities under construction include:

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

4. Finish 2MW power plant design and initiate accelerated manufacturing development. HydroGen is in the process of investing working capital proceeds to complete the design, component selection, and full costing of the standard 2 megawatt (MW) power plant product, and is initiating development activities necessary to achieve targeted fuel cell production capacity of 25MW/year scheduled for 2008 and 100MW/year scheduled for 2009 under the current business plan. The accelerated manufacturing development program consists of a staged series of projects to implement design and material changes to the technology, develop and implement automated manufacturing processes, and collaborate with outsource suppliers of key components of the fuel cells. HydroGen will also seek additional financing in the form of grants from state and/or federal government sources for some aspects of this phase of the business plan, and as discussed above, was recently notified that it was awarded a $1 million grant by the TFFCP to support the Company’s advanced manufacturing development program.

5. Sales and marketing. The initial sales goal is to achieve firm orders for 2-4MW of fuel cell power plants on a semi-commercial basis, and contingent orders for full-scale commercial fuel cell power plants in the range of 25-50 MW aggregate capacity, in addition to at least one already-contracted 400 kW commercial demonstration power plant. A principal purpose of the commercial demonstration and semi-commercial power plants is to obtain a successful validation and performance history for the core 400 kW module and the 2MW standard commercial product. Once successful validation of the core module is obtained, we anticipate that the contingency related to commercial orders received for full-scale fuel cell power plants will be removed. To achieve our sales and marketing objectives, HydroGen has initiated discussions with several large generators of by-product hydrogen who have expressed interest in acquiring fuel cell power plants, and management believes that it could conclude agreements with one or more of these entities within the next 6-12 months. HydroGen management believes that it is in a position to conclude demonstration agreements with one or more hosts for the 400kW commercial demonstration plants within the next six months.

Sales and marketing will take place concurrently with the previously described phases of the business plan during the development stage. Marketing the kind of disruptive product that HydroGen offers involves a multifaceted decision process, and it typically takes multiple contacts and a substantial customer educative endeavor to achieve firm commitments and orders.

Once HydroGen has achieved the objectives of its market entry stage, it will enter the cost reduction stage of the business plan. This stage is expected to last for approximately eight quarters, currently estimated to be through the end of 2008. Management estimates that approximately $20-35 million in additional equity or other capital will be required to execute this phase of the business plan. The principal goals of this stage of development will be to:

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those accounting policies can be found in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-KSB. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of our financial condition and results of operations.

Revenue Recognition

HydroGen recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of a sale exists, the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. For arrangements which include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserves for sales returns and allowances are estimated and provided for at the time of shipment.

Demonstration grant revenue is recognized as the Company incurs reimbursable costs as set forth under the contract. All of the Company’s revenue in 2005 is from a grant agreement with a State of Ohio government agency.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development expenditures include the costs associated with the ramp-up in HydroGen’s technology recapture activities and power plant design, as well as other development activities.

Equity-Based Compensation

HydroGen accounts for equity-based compensation for employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock, stock options or other similar instruments, granted to employees is measured as the excess, if any, of the quoted market price of HydroGen’s common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

Investments

HydroGen follows Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Debt and Equity Securities.” HydroGen invests its excess cash in short-term debt obligations of various agencies of the United States Government, and has classified each security purchased as “held to maturity,” as it has the positive intent and ability to hold these instruments to maturity. As per SFAS 115, securities so classified are appropriately carried at amortized cost in the financial statements. Therefore, HydroGen does not recognize unrealized gains and losses on such investments in its financial statements.

Impact of Recently Issued Accounting Pronouncements

SFAS No. 123(R), “Share-Based Payment.” In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) is effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for HydroGen beginning January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2.
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods in the year of adoption.

We plan to adopt SFAS 123(R) using the modified prospective approach. Because SFAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, compensation cost for some previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as previously described in the disclosure of pro forma net income and earnings per share. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. We cannot estimate what those benefits will be in the future because they depend on, among other things, when employees exercise stock options.

Financing Activities

From inception in late 2001 as a limited liability company until the completion of a bridge financing (described below) in early 2005, HydroGen was financed by working capital loans provided by Fuel Cell Corporation of America (“FCA”), the predecessor owner of the HydroGen’s intellectual property assets and a significant shareholder of HydroGen. At June 30, 2005, these loans had an aggregate balance of $267,360, and were evidenced by promissory notes. Additionally, FCA provided an interest free line of credit to HydroGen of $350,000, all of which was borrowed and was also outstanding at June 30, 2005. FCA agreed that, upon repayment of the $350,000 non-interest bearing note, it would forgive the principal balance of the interest-bearing loans by $150,000. These loans, plus accrued interest, were payable upon the occurrence of certain events, but in no case later than July 31, 2005. HydroGen paid $467,360, plus accrued interest in full satisfaction of amounts owed to FCA out of the proceeds of the offerings completed in connection with the Exchange Agreement described below.

During late 2004 and early 2005, HydroGen sold in a private placement $2 million of bridge units, each unit consisting of a $10,000 convertible note and .045 membership unit. The bridge notes were due on the earlier of June 30, 2005, or earlier upon the occurrence of certain events. The bridge notes were initially convertible into an additional .045 membership unit, at an effective conversion price of $220,772. However, to encourage the conversion of these notes, the conversion price was lowered to $125,000 per membership unit, the same terms being offered to investors in HydroGen’s private placement completed in connection with the Exchange Agreement described below. Holders of all $2,000,000 of convertible notes elected to convert the principal amount of their notes as part of the private placement into 16.0 membership units in HydroGen, which membership units were immediately exchanged for 60,446 Preferred Shares of Chiste. HydroGen recorded a non-cash charge of $875,000 in July, 2005, related to the lowering of the conversion price of these notes.

On May 13, 2005, Chiste Corporation, a Nevada corporation (“Chiste”), entered into an Exchange Agreement (“Exchange Agreement”) with HydroGen, LLC, an Ohio limited liability company (“HydroGen”), certain members of HydroGen representing approximately 69.7% of the outstanding membership interests, and Keating Reverse Merger Fund, LLC (“KRM Fund”). The closing of the transactions contemplated by the Exchange Agreement occurred on July 7, 2005. At the closing, pursuant to the terms of the Exchange Agreement, Chiste acquired all of the outstanding membership interests of HydroGen (the “Interests”) from all the HydroGen members, and the HydroGen members contributed all of their Interests to Chiste. All the HydroGen members either executed or joined the Exchange Agreement prior to the closing, including persons investing in membership units as part of a private placement by HydroGen. The completion of the HydroGen private placement of membership units for a minimum gross proceeds of $5,000,000 and a maximum of $10,000,000 was a condition to the Closing. HydroGen raised $6,536,283 in gross proceeds from the private placement, and the holders of $2,000,000 of notes converted the principal amount of their notes into membership units in the private placement. In the exchange transaction, Chiste issued to the HydroGen members, including the new investors and converting note holders, an aggregate of 742,255 shares of Series B Convertible Preferred Shares, par value $0.001 per share (“Preferred Shares”), which converted into shares of Chiste’s common stock on August 19, 2005. In addition, immediately following the closing of the exchange transaction, Chiste sold to four institutional investors, 211,569 Preferred Shares for an aggregate purchase price of $7,000,000, which also converted into common stock on August 19, 2005. At the closing, HydroGen became a wholly-owned subsidiary of Chiste and continues as HydroGen’s principal operating entity.

In August 2005, the State of Ohio, Department of Development, provided HydroGen with a $1,250,000 grant, on a reimbursement basis, to fund development costs of its products. The grant is subject to certain conditions and permits reimbursement to July 31, 2007. HydroGen billed the State of Ohio, Department of Development, approximately $40,000 in the year ended December 31, 2005, related to this grant.

In September 2005, Hydrogen raised an additional $600,000 in gross proceeds, before expenses, in a private placement of 134,439 shares of common stock to two institutional investors.

HydroGen is using its working capital to ramp up its manufacturing facility, manufacture 400kW modules, test and validate HydroGen’s product and technology, complete power plant design work, commence development work for an accelerated manufacturing facility and for other general corporate purposes. Management estimates that its working capital will last through the conclusion of calendar year 2006.

Results of Operations

Comparison of the Years Ended December 31, 2005 and 2004

The following table sets forth certain of HydroGen’s operating data for the years ended December 31, 2005 and 2004; certain reclassifications have been made to the 2004 financial information to conform to the 2005 presentation:

	December 31, 2005	December 31, 2004	Increase (Decrease)
Research & development	$1,164,000	$248,000	$916,000
Payroll and related costs	1,148,000	404,000	744,000
Professional fees	1,270,000	694,000	576,000
Travel & entertainment	258,000	97,000	161,000
Other	698,000	196,000	502,000
Totals	$4,538,000	$1,639,000	$2,899,000

The increase in research and development expenses was due to the accelerated and expanded ramp-up in HydroGen’s technology recapture activities and power plant design, as well as other development activities in 2005. Most of these expenses relate to the hiring of 11 engineers and technicians in 2005 to support these efforts. Additional expenses reflect increases in orders of supplies and equipment to support technical work.

The increase in payroll and related costs reflect, as above, the expansion of HydroGen’s staff and executive management team resulting from the equity financings that took place in July and September, 2005. In 2005 the executive management and administrative staffs increased from three to eight. Most of HydroGen’s management team received significant increases in compensation in April, 2005, that brought their cash compensation levels closer to market rates, and earned bonuses totaling approximately $177,000. This was partially offset by a decrease in equity compensation granted to members of the management team in 2004 of approximately $144,000.

The significant increase in professional fees in 2005 versus 2004 relates primarily to the legal, accounting and consulting fees incurred in HydroGen’s corporate restructuring activities (reverse merger transaction), financing efforts, and other public company expenses such as investor relations.

The increase in travel and entertainment expenses in 2005 versus 2004 was due to increased travel activity in support of HydroGen’s financing and commercialization activities by the expanded management team.

The increase in other expenses relates to several factors, including an increase of approximately $86,000 in directors’ and officers’ liability insurance, $91,000 related to relocating HydroGen’s manufacturing facility, an increase of $135,000 in rent expense primarily related to a significant increase in square footage leased for HydroGen’s manufacturing facility, and a $112,000 charge related to the issuance of 1.287 LLC Units to certain members who elected not to be diluted by the LLC Units issued to a consultant of HydroGen.

Comparison of the Years Ended December 31, 2004 and 2003

Revenue in 2004 decreased to $0 from $40,765 in 2003. HydroGen’s only source of revenue in these periods was from a research contract with a nonprofit government sponsored agency. This contract was completed and did not repeat in 2004.

The following table sets forth certain of HydroGen’s operating data for the years ended December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003	Increase (Decrease)
Research & development	$248,000	$20,000	$228,000
Payroll and related costs	613,000	—	613,000
Professional fees	639,000	6,000	633,000
Travel & entertainment	97,000	81,000	16,000
Other	42,462	84,881	(42,419)
Totals	$1,639,462	$191,881	$1,447,581

The increase in research and development expenses was due to the ramp-up in HydroGen’s manufacturing and development activities in 2004. Most of these expenses relate to additional staff and consultants hired in 2004 to support these efforts.

HydroGen did not compensate its management team in 2003, and had no administrative support personnel on staff. In 2004, HydroGen, with the receipt of the working capital loan and private placement of bridge units described above, began to pay its management team and added additional personnel to support its commercialization and financing efforts. Additionally, HydroGen granted certain personnel membership units in lieu of cash compensation and recognized approximately $318,000 in compensation expense in 2004 related to these grants.

The increase in professional fees in 2004 versus 2003 relates primarily to the legal, accounting and consulting fees incurred in HydroGen’s financing efforts and commercialization activities. The expense in 2004 includes a grant of membership units to a financial consultant, and HydroGen recognized approximately $321,000 in expense related to this grant.

The increase in travel and entertainment expenses in 2004 versus 2003 was primarily due to travel by new personnel and consultants hired in 2004.

Item 7. Financial Statements

The information required by this Item is incorporated herein by reference to the financial statements beginning on page F-1.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On July 6, 2005, HydroGen dismissed Epstein Weber & Conover, PLC as its independent certified public accountants. The decision was approved by the Board of Directors.

The report of Epstein Weber & Conover, PLC on the financial statements for the fiscal year ended March 31, 2005 did not contain an adverse opinion or disclaimer of opinion. However, the report was modified due to an uncertainty about the company’s ability to continue as a going concern at that time. During the company’s fiscal year ended March 31, 2005 and the subsequent interim period preceding the termination, there were no disagreements with Epstein Weber & Conover, PLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, which if not resolved to the satisfaction of Epstein Weber & Conover, PLC would have caused Epstein Weber & Conover, PLC to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

Epstein Weber & Conover, PLC was requested to furnish a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether or not it agrees with the statements in Item 4.01(a) of the Current Report on Form 8-K filed July 13, 2005 by HydroGen which was filed as Exhibit 16.2 to the Form 8-K

On July 7, 2005, Goldstein Golub Kessler LLP (“GGK”) was engaged as HydroGen’s new independent certified accountants. During the two most recent fiscal years and the interim period preceding the engagement of GGK, HydroGen did not consult with GGK regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on HydroGen’s financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-B. Prior to July 7, 2005, GGK acted as the independent certified accountants to HydroGen LLC.

Item 8A. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the HydroGen reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of HydroGen’s disclosure controls and procedures as of December 31, 2005. Their evaluation was carried out with the participation of other members of the HydroGen management. Based upon their evaluation, the Certifying Officers concluded that HydroGen’s disclosure controls and procedures were effective.

HydroGen’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of HydroGen’s financial reporting and the preparation of the HydroGen financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the HydroGen financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures are being made only in accordance with the authorization of the Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company assets that could have a material effect on its financial statements. There has been no change in the HydroGen internal controls over financial reporting that occurred in the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to affect, the HydroGen internal controls over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth certain information about each of the members of the Board of Directors and each executive officer:

Name	Age	Positions	Director Since

Dr. Leo Blomen	51	Chairman and Chief Executive Officer	2005
Joshua Tosteson	34	President and Director	2005
Dr. Howard Shapiro(1)	58	Director	2005
Brian Bailys(1)	46	Director	2005
John Freeh(1)	54	Director	2005

Executive Officers	Age	Positions	Officer Since

Scott M. Schecter	49	Chief Financial Officer	2005
Scott Wilshire	43	Chief Operating Officer	2005

(1)	Member of the Compensation Committee

Directors

Dr. Leo Blomen is the Chairman and Chief Executive Officer of HydroGen, and has been active in fuel cells and energy related management for almost 23 years. From 1996 to 2000, Dr. Blomen served as Executive Director and Head of the International Division of NUON, the largest electric, gas, water and telecom utility company in the Netherlands serving millions of customers and with over $4 billion in revenues. Dr. Blomen was responsible for starting and building a portfolio of over 20 companies in countries such as USA, UK, China, Czech Republic, and Romania. He served on the Boards of most of those companies, and invested several $100’s million successfully. Among his responsibilities were a number of fuel cell projects, including the installation and operation of the world’s first 100 kW solid oxide fuel cell (SOFC) system, supplied by Westinghouse to a consortium led by NUON. Prior to his NUON assignment, he worked on several energy companies through his own consulting company Blomenco B.V., including the Dutch company Heron, which has built a compact 1.4 MW gas turbine with 43% net electrical efficiency. Dr. Blomen was also responsible for making the first designs of fuel cell / gas turbine combination systems under contract from Westinghouse. He was the primary editor of a book on Fuel Cell Systems (Plenum Press, 1993). From 1983 to 1992, Dr. Blomen served in several capacities for the engineering contractor KTI (Kinetics Technology International), a world leader in hydrogen plant construction, most of the time on its Board and as Group VP. He initiated and managed over 40 research, development and demonstration projects in Europe and the USA, including the construction of the first two PAFC power plants in Europe, as well as several steam reformer developments. Dr. Blomen is a co-founder of the EFCG (European Fuel Cell Group) and has served as its Treasurer throughout its existence. EFCG merged with FuelCell Europe in 2004. He holds a doctorate of medicine from Leiden University and an engineering degree in chemical technology from Delft University. Dr. Blomen devotes a minimum of 50% of his professional time to Hydrogen, augmenting the day-to-day full time management activities of Mr. Tosteson with his decades of experience in portfolio management of companies. The Messrs. Blomen and Tosteson have developed this management model over the past three years of intensive collaboration in developing HydroGen.

Mr. Joshua Tosteson is a Director and President of HydroGen, and has been active in the fields of earth systems science, education, public outreach, management consulting, and environmental entrepreneurship for over 10 years. He is a co-founder of FullCircle LLC, a New York-based company that deploys facilities to remediate organic waste streams and produce high-value organic soil amendments, and which consults to international development and aid organizations. Over 2000-2001, Mr. Tosteson served on assignment as Eco-Industrial Development Manager for the redevelopment of a deactivated army ammunition site in Louisiana. In this capacity on behalf of the Operations Support Command of the US Army, Mr. Tosteson and colleagues attracted over $20MM in private and Federal investment to establish two new commercial manufacturing operations on the site utilizing regionally available waste streams as feedstock. From 1994-97, Mr. Tosteson served in various capacities as a management consultant for the Biosphere 2 facility in Oracle, AZ, supporting a comprehensive effort to re-tool and reorganize the project that culminated in a long-term facility management contract with Columbia University. Concurrently to that assignment he served as an Adjunct Fellow and researcher at the Kennedy School of Government, Harvard University. He has published widely in the peer-reviewed and popular literature. He holds degrees in environmental science and public policy (BA, Harvard University) and atmospheric science (MA, Columbia University).

Mr. John J. Freeh, Director of HydroGen, has been the president of LM Systems Management and an officer of Lockheed Martin since July, 2001. Mr. Freeh is responsible for Lockheed Martin’s Defense, Energy and National Security Services businesses. From January, 1993 to 2001, Mr. Freeh was the president and general manager of KAPL, Inc. KAPL, Inc designed, developed and tested naval nuclear reactors and propulsion systems and operated land passed nuclear power prototypes to test reactor and propulsion system designs. From 1974 to 1993, Mr. Freeh held other positions with KAPL, Inc., including Manager - Computer Information Systems, Manager - Special Projects, Manager - Prototype Programs and Design and Manager - Prototype Engineering.

Mr. Brian D. Bailys, Director of HydroGen, has been the principal of The Bailys Group, a consulting and strategic and financial planning company that he formed in January, 1993. Mr. Bailys is also a certified public accountant. The consulting firm has been involved in strategic planning with numerous early stage companies and their funding requirements and works with high net worth individuals in many different capacities. From June, 1981 to 1993, Mr. Bailys was with Plant & Moran, an accounting and consulting firm where he acted as a tax accountant, personal financial planner and business planner. Mr. Bailys is a director of Life Settlement Insights, a life settlement company, and Life-X, an on-line exchange for the sale of life insurance policies.

Dr. Howard-Yana Shapiro, Director of HydroGen, was appointed Director of External Research of Mars, Incorporated in 2005, and has served as its Director of Plant Science since 2000. Mars, Incorporated operates in over 65 countries, with business units in snack food, pet care, main meal food, drinks, and electronics. Within Mars, Dr. Shapiro is responsible for plant genetics, integrated pest management/biological control of diseases, water conservation and the sustainability/production models for agroecology, agro-forestry and agro-economics of cacao. Additionally, he is the Director of the Multi-Disciplinary Research Unit, a collaboration between Mars, Incorporated, and the University of California, Davis. In 1991, Dr. Shapiro joined Seeds of Change, a leading supplier of organic seeds, garden products, and specialty foods, as its Vice-President for Agriculture, and later served as its Vice-President of Research and Development/Agriculture before leading the company’s acquisition by Mars, Incorporated in 1997. Dr. Shapiro has twice been named a Fulbright Scholar, twice a Ford Foundation Fellow, and was winner of the National Endowment for the Humanities Award.

Executive Officers

Other than Dr. Blomen and Mr. Tosteson the Company has the following two executive officers.

Mr. Scott Schecter was the interim Chief Financial Officer of HydroGen from June 2004 to April 2005, when he became the Chief Financial Officer on a full time basis. From 1994-2004, Mr. Schecter, a CPA, served as Vice President, Chief Financial Officer and Treasurer of Fuel-Tech N.V., a publicly-traded technology company in the air pollution control, fuel treatment and software businesses. He also served as Chief Financial Officer of Clean Diesel Technologies, Inc., a publicly-traded development stage company in the specialty chemical business from 1995 through 1999. In 1990, Mr. Schecter participated in a management buyout of American Vision Centers, Inc., a consumer products company, and served as that company’s Senior Vice President and Chief Financial Officer through January 1994. After graduating with his MBA from the Wharton School of the University of Pennsylvania, Mr. Schecter served as a corporate development officer for W. R. Grace & Co. from 1986-1990, focusing on acquisitions, strategic investments and divestitures. After receiving his B.S. in Accounting from the State University of New York at Albany, Mr. Schecter practiced for 6 years as a CPA, the last 4 of which were with Goldstein Golub Kessler & Co. Mr. Schecter was previously a member of the Board of Directors of Fuel Tech, Inc. (the operating subsidiary of Fuel-Tech N.V.) and American Vision Centers, Inc. Mr. Schecter currently serves as a Director and Chairman of the Audit Committee of DayStar Technologies, Inc. (NASDAQ SmallCap: DSTI), a manufacturer and developer of photovoltaic products.

Mr. Scott Wilshire has been HydroGen’s Chief Operating Officer since March 2005. From November 2000 to March 2005, Mr. Wilshire was Director of Marketing Engagement of Plug Power Inc., a development stage company that designs, develops and manufactures on-site electric power generation systems using proton exchange membrane fuel cells for stationary applications. From March 1999 to November 2000, Mr. Wilshire was the Director of Large Stationary Systems/GE Interface of Plug Power Inc., responsible for a joint venture with General Electric Company working in the development of a residential fuel cell product and directing marketing and product development for Plug Power’s first successful large-scale fuel cell system. From April 1986 to March Mr. Wilshire was employed at KAPL Inc, a Lockheed Martin Company, in various capacities, including Principal Field Engineer from 1986 to 1993, Lead Engineer, Materials and Maintenance from 1993 to 1995 relating to engineering, planning and execution of an inactivation of a nuclear reactor test facility, Manager of S9G Servicing Development from 1995 to 1997 responsible for design and development of major systems and equipment support for the installation and servicing of advanced submarine power plants, and Manager of Pressure Vessel Removal from 1997 to 1999 responsible for removal and disposal of three expended naval nuclear power plant reactor vessels. Mr. Wilshire was employed by GE Nuclear Energy as a nuclear field engineer from 1984 to 1986. He received a Bachelor of Science degree in Marine Engineering/Nuclear Engineering from the United States Merchant Marine Academy, a Master of Business Administration from Rensselaer Polytechnic Institute, and completed the U.S. Navy Nuclear Power Engineering School.

Director Compensation

Each of the non-employee directors of HydroGen are paid an annual fee of $10,000 and paid $1,000 per face-to-face meeting or $500 per telephonic meeting attended. Non-employee directors are also paid $500 for each committee meeting attended, either in person or telephonically. Non-employee directors are also granted options to purchase 7,500 shares of common stock on their initial appointment or election to the Board of Directors and each year thereafter the will be granted options to purchase 4,000 shares of common stock so long as they continue as directors of HydroGen. Any options will vest immediately on grant and be exercisable for a period of up to five years. Alternatively, HydroGen may issue restricted securities or deferred securities under the stock option plan with a restricted period or deferred period to be determined.

Employment Agreements

Each officer serves at the discretion of our board of directors. We have entered into employment agreements with Joshua Tosteson, President and Director, Scott Schecter, Chief Financial Officer, and Scott Wilshire, Chief Operating Officer. Under each such employment agreement, the executive is entitled to participate in an annual bonus program, which program must be adopted by the Board on an annual basis. Each executive’s receipt of bonus compensation is within the sole discretion of the Compensation Committee of the board of directors, which consists entirely of non-employee Directors. The Compensation Committee has the right to alter, amend or eliminate all or any part of any bonus or incentive plans at any time, without compensation. Each executive is also entitled to participate in all or our employee benefit plans. As part of each agreement, each executive has signed a general employment agreement, which inter alia contain nondisclosure, development and nonsolicitation provisions, in which he has agreed, among other things, to protect HydroGen’s confidential information, not to solicit Company employees, and not to breach any agreements with third parties.

Dr. Leo Blomen is the Chairman and Chief Executive Officer of HydroGen, and his services are made available through a Dutch management consulting firm that charges HydroGen a biweekly management fee for his services. The basic terms of an agreement between the management firm and HydroGen have been negotiated, but formalization was postponed until an independent Compensation Committee was formed and its terms are still subject to approval of HydroGen’s Board of Directors. Blomenco’s fee totals approximately $200,000 per annum for 50% of Dr. Blomen’s time, which will be increased to approximately $250,000 upon the completion of a secondary offering. Blomenco will also be reimbursed for benefits that it provides Dr. Blomen, so long as such benefits are similar to those provided to HydroGen’s executive officers. Through Blomenco, Dr. Blomen can also earn bonuses from HydroGen, and HydroGen has agreed to provide Blomenco with its usual management fee for six months following termination without cause.

Joshua Tosteson, Director and the President of HydroGen, and HydroGen have entered into an employment agreement for a period of three years commencing April 1, 2005, renewable on an automatic basis annually thereafter. The agreement may be terminated for cause at any time by HydroGen. If the agreement is terminated without cause, HydroGen will owe Mr. Tosteson six months severance pay. Mr. Tosteson will be paid an annual salary of $185,000, which will be increased to $225,000 upon completion of a secondary offering. Mr. Tosteson will be entitled to various bonuses upon HydroGen reaching various milestones, at the discretion of the Compensation Committee. Mr. Tosteson will be eligible to participate in the standard benefits offered to all employees of HydroGen, including coverage under the company medical and disability plans.

Scott Schecter and HydroGen have entered into an employment agreement with Mr. Schecter as the Chief Financial Officer of HydroGen for a period of three years at the rate of $200,000, increasing to $250,000 upon the completion of a secondary offering. The agreement may be terminated at any time for cause, however if Mr. Schecter is terminated without cause, he is entitled to one year severance pay from HydroGen, plus the acceleration of certain rights to options that would have been otherwise earned. In addition, Mr. Schecter is entitled to bonuses based upon his performance and the performance of HydroGen, as determined by the Compensation Committee. Mr. Schecter has been granted an option commencing April 2005 to acquire 114,115 shares of HydroGen common stock, exercisable until April 2015 at approximately $4.34 per share. These options vest ratably each month until April 2008. He also will be eligible to receive awards of additional options to acquire future awards of common stock of HydroGen. Mr. Schecter will be eligible to participate in the standard benefits offered to all employees of HydroGen, including coverage under the company medical and disability plans.

Scott Wilshire, the Chief Operating Officer of HydroGen, entered into an employment agreement with HydroGen in March of 2005 for a period of three years at the rate of $150,000 per year, increasing to $180,000 upon completion of second offering of the post merger company. In addition, Mr. Wilshire is entitled to bonuses based upon his performance and the performance of HydroGen, as determined by the Compensation Committee. Mr. Wilshire can be terminated at any time for cause. If Mr. Wilshire is terminated without cause, he is entitled to receive one year severance pay. Mr. Wilshire has been granted an option to acquire 85,768 shares of HydroGen common stock at an exercise price of approximately $4.34 per share, exercisable until January 31, 2015 once vested. These options vest ratably each month until March 2008. He also will be eligible to receive awards of additional options to acquire future awards of common stock of HydroGen. Mr. Wilshire will be eligible to participate in the standard benefits offered to all employees of HydroGen, including coverage under the company medical and disability plans.

2005 Performance Equity Plan

The 2005 Performance Equity Plan was adopted on July 6, 2005 by the board of directors and approved by the shareholders on August 16, 2005. The plan provides for the issuance of up to 1,100,000 shares of common stock under various awards, including incentive and non-incentive options, stock appreciation rights, restricted stock, deferred stock and other stock based grants. The plan is administered by the Board of Directors. The Board of Directors, at the time of an award, will determine the type of award, the exercise price, vesting schedule, and expiration date, as well as any other terms of the award. The minimum price of an award cannot be less than the market price on the date of the award. Incentive options may be granted only to employees, otherwise awards may be granted to officers, directors, employees and consultants who are individuals. The plan provides for acceleration of vesting of outstanding awards in the event of a non-approved acquisition of more than 35% of the combined voting power of HydroGen. The vesting may also be accelerated in the event of certain approved transactions. Currently, there are 78,535 shares subject to stock option awards under the plan at an average weighted exercise of $4.26 and there are 1,021,465 shares available for future grants of awards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires HydroGen’s officers and directors, and persons who own more than ten percent of a registered class of HydroGen’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on the Company’s review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to HydroGen’s knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2004 were complied with, except that Mr. Shapiro was late in filing his Form 3 due to an automobile accident he was in overseas. He subsequently filed the Form 3 on March 30, 2006.

Audit Committee and Financial Expert

We are not required to have and we do not have an audit committee. The company’s chairman performs some of the same functions of an audit committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. HydroGen does not currently have a written audit committee charter or similar document.

We have not designated a person as an “audit committee financial expert.” All of our directors have financial statement preparation and interpretation ability obtained over the years from past business experience and education. Mr. Bailys, one of the directors, would qualify as an “audit committee financial expert.”

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the Securities and Exchange Commission and in other public communications made by HydroGen;

3) Compliance with applicable government laws, rules and regulations;

4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5) Accountability for adherence to the code.

HydroGen adopted a formal code of ethics statement that is designed to deter wrong doing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that HydroGen files or submits to the SEC and others. A copy of the code of ethics is filed as an exhibit to this Form 10-KSB and may be obtained from the company upon request.

Shareholder-Director Communication

HydroGen has neither a nominating committee for persons to be proposed as directors for election to the board of directors nor a formal method of communicating nominees from shareholders. It does not have any restrictions on shareholder nominations under our certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada Corporate Law and the federal proxy rules. Currently the board of directors decides on nominees, on the recommendation of one or more members of the board. Two of the members of the board of directors are "independent." The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the board of directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

The board of directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the boards' attention by virtue of the co-extensive employment by two of the members of the board of directors as management persons.

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. HydroGen held an annual meeting on August 16, 2005 and all the directors attended the meeting.

Item 10. Executive Compensation

The table below sets forth for the calendar years ending December 31, 2005, 2004 and 2003, the compensation of HydroGen’s Chief Executive Officer and the three other most highly compensated executive officers of HydroGen during the calendar year 2005.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
	Year	Salary	Bonus(5)	Restricted Stock Awards ($)	Security Underlying Options Granted (#)	LTIP Payouts	All Other Compensation
Leo Blomen,(1) Chairman and Chief Executive Officer	2005	—	—	$—	—	—	—
	2004	—	—	—	—	—	—
	2003	—	—	—	—	—	—
Joshua Tosteson,(2) President	2005	163,373	54,575	—	—	—	—
	2004	55,333	—	—	—	—	—
	2003	—	—	—	—	—	—
Scott M. Schecter,(3) Chief Financial Officer	2005	177,220	28,250	—	114,115	—	—
	2004	49,000	—	215,244	—	—	—
	2003	—	—	—	—	—	—
Scott Wilshire,(4) Chief Operating Officer	2005	126,511	15,375	—	85,768	—	32,057	(6)
	2004	—	—	—	—	—	—
	2003	—	—	—	—	—	—

(1)
HydroGen has a relationship with Blomenco B.V., a Dutch management services company organized under Dutch law and making available, among other things, the management services of Dr. Leo Blomen, along with the necessary support staff, office and infrastructure. Dr. Blomen spends a minimum of 50% of his time on HydroGen business activities. Blomenco B.V. charges a management fee of € 185,000 per annum, but is paid in US dollars at a conversion rate equal to 50% of the difference between the dollar and the euro. In 2005, Blomenco B.V earned fees totaling $257,245, which includes a bonus earned of $59,050 ($53,145 of which is deferred until HydroGen completes its next round of financing). Blomenco B.V. was paid a total of $46,388 and $0 in 2004 and 2003, respectively.

(2)	In 2004 Mr. Tosteson was paid $30,000 as a consultant through June, at which time he became a full-time employee and was paid $25,333 for the balance of the year

(3)
Mr. Schecter served as a consultant to HydroGen from June 2004 - April 2005, at which time he became a full-time employee. During the time he acted as a consultant, Mr. Schecter was paid $7,000 per month from June 2004 - December 2004, and $9,000 per month from January 2005 - March 2005. Mr. Schecter was required to devote at least 50% of his time to HydroGen business activities during the time of his consultancy.

(4)	Mr. Wilshire's employment commenced on March 1, 2005.

(5)
Bonus payments amounting to $49,118 and $19,775 were deferred for Mr. Tosteson and Mr. Schecter, respectively. Amounts deferred are to be paid upon the completion of HydroGen's next round of financing.

(6)	Represents relocation expense reimbursement, grossed-up to reimburse Mr. Wilshire for taxes due on such reimbursement.

The following table sets forth information concerning stock options that were granted to the named executive officers during the year ended December 31, 2005.

	Individual Grants

Name	Number of Securities Underlying Options/SARs Granted		Percent of Total Options/SARs Granted to Employees in 2005	Exercise or Base Price ($/Sh)	Expiration Date

Leo Blomen	—		—	—
Joshua Tosteson	—		—	—
Scott M. Schecter	114,115	(1)	27.1	4.34	2/28/2015
L. Scott Wilshire	85,768	(1)	20.4	4.34	3/31/2015

(1)	The 2005 grants were all stock options. Grants vest 1/36th each month following the date of grant.

The following table sets forth information concerning the exercise of stock options during the fiscal year ended December 31, 2005 by the named executive officers and the aggregate value of stock options held by the named executive officers as of December 31, 2005.

		Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
				Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-The-Money Options at December 31, 2005 ($)(1)
Name	Grant Type	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Leo Blomen	Option	—	—	—	—	—	—
Joshua Tosteson	Option	—	—	—	—	—	—
Scott M. Schecter	Option	—	—	23,824	61,944	45,504	118,313
L. Scott Wilshire	Option	—	—	28,529	85,586	54,490	104,076

(1)	These amounts represent the difference between the exercise price of the stock options and the December 31, 2005 closing price of HydroGen’s common stock on the OTC Bulletin Board of $6.25.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned on March 30, 2006 for (i) each shareholder known to be the beneficial owner of 5% or more of outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group, assuming the vesting of options granted to Messrs. Schecter and Wilshire through May, 2006. The table assumes a total of 7,614,904 shares of common stock outstanding.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Leo Blomen(1)	411,586	5.40%
Joshua Tosteson(1)	543,097	7.13%
Scott Schecter(1)(2)	139,379	1.82%
Scott Wilshire(1)(3)	35,737	0.47%
Brian Bailys(1)	108,906	1.43%
John J. Freeh	-0-	—
Howard-Yana Shapiro	-0-	—
FuelCell Holdings, LLC(4)	757,445	9.95%
Pequot Capital Management, Inc.(5)	766,313	10.06%
SAC Capital Associates, LLC(6)	392,146	5.15%
Security Management Company, LLC(7)	1,568,593	20.60%
All Executive Officers and Directors as a group (seven persons)(2)(3)(8)	1,238,703	16.09%

*
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(1)	c/o 2 Juniper Street, Versailles, PA 15025.

(2)	Includes 47,548 shares of common stock subject options that vest as of May 31, 2006, but does not include 66,567 shares of common stock that are subject to options that may vest in the future.

(3)	Includes 35,737 shares of common stock subject to options that vest as of May 31, 2006, but does not include 50,031 shares of common stock subject to options that may vest in the future.

(4)	FuelCell Holdings, LLC has an address at 3201 Enterprise Parkway, Suite 460, Beachwood, Ohio 44122. Mr. Saul Siegel has investment authority over these shares.

(5)
Shares beneficially owned by Pequot Capital Management, Inc. represent 490,442 shares of common stock held of record by Pequot Scout Fund, L.P. and 275,871 shares of common stock held of record by Pequot Mariner Master Fund, L.P. Pequot Capital Management, Inc., which is the investment manager to the above named funds exercises sole dispositive, voting and investment power for all the shares. Arthur J. Samberg is the sole shareholder of Pequot Capital Management, Inc. and disclaims beneficial ownership of the shares except for his pecuniary interest.

(6)	S.A.C. Capital Associates, LLC has an address at 158 Victoria House, The Valley, Anguilla, BWI. S.A.C. Capital Advisors LLC has the voting authority over these shares.

(7)
Security Management Company, LLC is the investment advisor to (a) SBL Fund, Series J, (b) Security Mid Cap Growth Fund, (c) Security Equity Fund, Mid Cap Values Series, and (d) SBL Fund, Series V (collectively, the “Funds”). Each of the Funds is an investment company registered under the Investment Company Act of 1940, as amended. The securities listed in the table above are owned by the Funds. As investment advisor, Security Management Company, LLC may be deemed to be the beneficial owner of such securities.

(8)	Includes 83,285 shares of common stock subject options that vest as of May 31, 2006, but does not include 117,304 shares of common stock that are subject to options that may vest in the future.

Item 12. Certain Relationships and Related Transactions

HydroGen has a relationship with Blomenco B.V., a Dutch management services company organized under Dutch law and controlled by Dr. Leo Blomen. Blomenco makes available, among other things, the management services of Dr. Leo Blomen, along with the necessary support staff, office and infrastructure. Dr. Blomen spends a minimum of 50% of his time on HydroGen business activities. Blomenco B.V. charges a management fee of € 185,000 per annum, but is paid in US dollars at a conversion rate equal to 50% of the difference between the dollar and the euro. In 2005, Blomenco B.V earned fees totaling $257,245, which includes a bonus earned of $59,050 ($53,145 of which is deferred until HydroGen completes its next round of financing.) Blomenco B.V. was paid a total of $46,388 and $0 in 2004 and 2003, respectively.

Item 13. Exhibits and Reports on Form 8-K

a. The following Exhibits are filed as part of this Report:

Exhibit No.	Description
3.1	Articles of Incorporation - under the name TSI (Incorporated by reference from Form 10-KSB for fiscal year ended March 31, 2003, Exhibit 3.1)
3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference from Form 10-KSB for fiscal year ended March 31, 2003, Exhibit 3.2)
3.3	Certificate of Designation - Series A 10% Cumulative Convertible Preferred Stock (Incorporated by reference from Form 10-KSB for fiscal year ended March 31, 2005, Exhibit 3.3)
3.4
Certificate of Designations, Preferences, Rights and Limitations of Series B Convertible Preferred Shares of Chiste Corporation (Incorporated by reference from
Form 8-K dated July 7, 2005, Exhibit 4.1)

3.5	Amendment to Articles of Incorporation - Change of Name to HydroGen Corp. *
3.6	Amendment to Articles of Incorporation - Withdrawal of Certificate of Designations - Series B Preferred Stock *
3.7	By-laws - under the name TSI (Incorporated by reference from Form 10-KSB for fiscal year ended March 31, 2003, Exhibit 3.4)
10.1	Financial Advisory Agreement dated July 6, 2005, between Chiste Corporation. and Keating Securities, LLC (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.1)
10.2	Exchange Agreement between Chiste Corporation and HydroGen LLC (Incorporated by reference from Exhibit 2.2 of Form 8-K filed May 18, 2005)
10.3	Voting Agreement Form among Registrant, holders of Preferred Shares and others (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.3)
10.4	Employment Agreement - Joshua Tosteson (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.4)
10.5	Employment Agreement - Scott Schecter (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.5)
10.6	Employment Agreement - Scott Wilshire (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.6)

Exhibit No.	Description
10.7	Employment Agreement - Greg Morris (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.7)
10.8	Option Agreement - Scott Schecter (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.8)
10.9	Option Agreement - Scott Wilshire (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.9)
10.10	Option Agreement - Greg Morris (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.10)
10.11	Form of General Investor Stock Purchase Agreement, including voting agreement (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.11)
10.12	Form of Preferred Shares Investor Stock Purchase Agreement for institutional investors (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.12)
10.13	Preferred Shares Investor Registration Rights Agreement for institutional investors (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.13)
10.14	Stock Option Plan (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.15)
10.15	Agreement Department of Development of the State of Ohio dated August 26, 2005 (Incorporated by reference from Form 8-K dated July 26, 2005, Exhibit 10.1)
10.16	Patent License from US Department of Energy dated August 26, 2005 (Incorporated by reference from Form 8-K dated July 26, 2005, Exhibit 10.2)
14.1	Code of Ethics*
21.1	Subsidiaries of HydroGen Corp.*
31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Leo Blomen*
31.2	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Joshua Tosteson*
31.3	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Scott Schecter*
32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Leo Blomen*
32.2	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Joshua Tosteson*
32.3	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Scott Schecter*
99.1	Year end release

*	Filed herewith

b. Reports on Form 8-K.

On December 8, 2005, the Board of Directors held a meeting at which it filled the three existing vacancies on the Board of Directors by appointing Messrs. John J. Freeh, Howard-Yana Shapiro and Brian D. Bailys as directors of HydroGen, commencing the date of appointment until their subsequent resignation or the election and qualification of their successors. Messrs. Freeh and Shapiro are considered independent directors. Messrs Freeh and Bailys are financially literate and Mr. Bailys is considered a financial expert by HydroGen.

On February 22, 2006, HydroGen filed a Form 8-K stating that, in connection with the reverse acquisition transaction of Hydrogen LLC by the predecessor corporation, Chiste Corporation, the Board of Directors on July 7, 2005, after the consummation of the acquisition, determined that the fiscal year of the corporation would be changed to December 31. The change reflected the accounting treatment of the acquisition. The Form 8-K dated July 7, 2005, included financial statements of Hydrogen LLC on the basis of a fiscal year end of December 31, and since the consummation of the transaction the registrant has filed financial statements on this basis.

Item 14. Principle Accountants Fees and Services

Through September 30, 2005, Goldstein Golub Kessler LLP (the Firm) had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services.  Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). The Firm has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

The following table shows the fees paid or accrued for the audit and other services provided by Goldstein Golub Kessler LLP for 2005 and 2004:

	FY 2005	FY 2004
Audit Fees	$71,616	$15,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$71,616	$15,000

Audit services of Goldstein Golub Kessler LLP for fiscal years 2005 and 2004 consisted of the audit of the year end financial statements and the review of the quarterly financial statements of HydroGen.

Because the board of directors of HydroGen does not have an audit committee, the above services and engagements were approved by the Chairman of the board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2006.

HYDROGEN CORPORATION

By:	/s/ Leo Blomen
Leo Blomen
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 28, 2006.

Signature	Capacities	Date
/s/ Leo Blomen Leo Blomen	Chairman and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

/s/ Joshua Tosteson Joshua Tosteson	President (Principal Executive Officer)	March 30, 2006

/s/ Scott M. Schecter Scott M. Schecter	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2006

/s/ Brian Bailys Brian Bailys	Director	March 30, 2006

/s/ John Freeh John Freeh	Director	March 30, 2006

/s/ Howard Yana-Shapiro Howard Yana-Shapiro	Director	March 30, 2006

Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet - December 31, 2005	F-3

Consolidated Statements of Operations - For the Years Ended December 31, 2005 and 2004, and from November 11, 2001 (inception) through December 31, 2005	F-4

Consolidated Statements of Shareholders’ Equity - from November 11, 2001 (inception) through December 31, 2005	F-5

Consolidated Statements of Cash Flows - For the Years Ended December 31, 2005 and 2004, and from November 11, 2001 (inception) through December 31, 2005	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HydroGen Corporation

We have audited the accompanying consolidated balance sheet of HydroGen Corporation (a development stage company) as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of HydroGen Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HydroGen Corporation as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with United States generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 17, 2006, except for Note 14, as to which the date is March 7, 2006

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,796,324
Short-term investments	6,493,482
Accounts receivable	40,042
Other current assets	316,634
TOTAL CURRENT ASSETS	$9,646,482
Property and equipment, net	807,372
Equipment deposits	224,896
Other assets	14,373
TOTAL ASSETS	$10,693,123
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$612,961
TOTAL CURRENT LIABILITIES	612,961
Common stock, par value $0.001, authorized 65,000,000 shares, 7,614,904 issued and outstanding	7,615
Series B convertible preferred stock, par $0.001, authorized 10,000,000 shares, no shares issued or outstanding	—
Additional paid-in capital	17,970,255
Accumulated deficit	(7,897,708)
TOTAL SHAREHOLDERS’ EQUITY	10,080,162
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,693,123

See accompanying notes to the financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,		NOVEMBER 11, 2001 (INCEPTION) THROUGH DECEMBER 31,
	2005	2004	2005 (not covered by auditor’s report)

Demonstration Grant Revenue	$40,042	$—	$136,702

Costs and Expenses (including stock based compensation of $626,019, $638,830 and $1,264,849, respectively)	4,538,347	1,639,138	6,532,586

LOSS FROM OPERATIONS	(4,498,305)	(1,639,138)	(6,395,884)

Interest income	196,253	1,164	197,417

Interest expense	(564,145)	(96,680)	(675,430)

Charge for repricing conversion price of convertible debt	(875,000)	—	(875,000)

NET LOSS	$(5,741,197)	$(1,734,654)	(7,748,897)

Weighted average common shares outstanding (basic and diluted)	2,631,633	—	—
Net loss per share (basic and diluted)	$(2.18)	—	—

See accompanying notes to the financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Series B Preferred Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance, November 11, 2001 (Inception)	—	—	—	—	—	—	—
Capital contributed	—	—	377,704	$378	$476	$—	$854
Net loss	—	—	—	—	—	(5,564)	(5,564)
Balance, December 31, 2001 *	—	—	377,704	$378	$476	$(5,564)	$(4,710)
Net loss	—	—	—	—	—	(104,354)	(104,354)
Balance, December 31, 2002 *	—	—	377,704	$378	$476	$(109,918)	$(109,064)
Net loss	—	—	—	—	—	$(163,128)	$(163,128)
Balance, December 31, 2003 *	—	—	377,704	$378	$476	$(273,046)	$(272,192)
Equity issued for compensation	—	—	28,012	28	638,802	—	638,830
Issuance of equity in connection with issuance of convertible notes	—	—	27,850	28	455,480	—	455,508
Net loss	—	—	—	—	—	(1,734,654)	(1,734,654)
Balance, December 31, 2004	—	—	433,566	$434	$1,094,758	$(2,007,700)	$(912,508)
Vesting of equity issued for compensation	—	—	21,731	22	513,319	—	513,341
Equity issued to existing shareholders electing antidilution protection	—	—	4,862	5	112,674	—	112,679
Issuance of equity in connection with issuance of convertible notes	—	—	6,147	6	103,397	—	103,403
Conversion of convertible notes	—	—	60,446	60	1,999,940	—	2,000,000
Repricing of convertible notes	—	—	—	—	875,000	—	875,000
Forgiveness of debt by significant shareholder	—	—	—	—	150,000	—	150,000
Chiste shareholders’ interest post-reverse merger	375,865	376	—	—	(376)	—	—
Sale of equity securities	—	—	427,072	427	12,394,137	—	12,394,564
Conversion of preferred securities into common stock	7,071,735	7,072	(953,824)	(954)	(6,118)	—	—
Dividend-round up of odd-lot shareholders	32,865	33	—	—	148,778	(148,811)	—
Sale of common shares	134,439	134	—	—	584,746	—	584,880
Net loss	—	—	—	—	—	(5,741,197)	(5,741,197)
Balance, December 31, 2005	7,614,904	$7,615	—	—	$17,970,255	$(7,897,708)	$10,080,162

*	Not covered by auditor’s report

See accompanying notes to the financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31		NOVEMBER 11, 2001 (INCEPTION) THROUGH DECEMBER 31,
	2005	2004	2005 (not covered by auditor’s report)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,741,197)	$(1,734,654)	$(7,748,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,343	491	14,834
Amortization of discount on convertible notes	491,242	67,669	558,911
Non-cash compensation expense	626,019	638,830	1,264,849
Financing cost recognized upon change in terms of convertible debt	875,000	—	875,000
Changes in operating assets and liabilities
Increase in accounts receivable	(40,042)	—	(40,042)
(Increase) decrease in other current assets	(314,118)	485	(316,634)
Increase in other non-current assets	(14,373)	—	(14,373)
Increase in accounts payable and accrued expenses	322,988	185,980	612,964
NET CASH USED IN OPERATING ACTIVITIES	(3,780,137)	(841,199)	(4,793,388)
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of short-term investments	(6,493,482)	—	(6,493,482)
Purchase of property and equipment	(817,300)	(4,906)	(822,206)
Equipment deposits	(224,896)	—	(224,896)
NET CASH USED IN INVESTING ACTIVITIES	(7,535,678)	(4,906)	(7,540,584)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash including the exchange of member’s units and preferred stock	12,979,443	—	12,980,297
Proceeds from (repayment of) notes payable, related parties	(467,360)	445,710	150,000
Proceeds from issuance of convertible notes payable including amount allocated to equity component	370,000	1,630,000	2,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,882,083	2,075,710	15,130,297
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,566,268	1,229,605	2,796,325
CASH AND CASH EQUIVALENTS, beginning of period	1,230,056	451	—
CASH AND CASH EQUIVALENTS, end of period	$2,796,324	$1,230,056	$2,796,324
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION
Cash paid for interest	$116,493	—	$116,493
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Capital stock issued upon conversion of convertible notes	$2,000,000	—	$2,000,000
Reduction in note payable to related party credited to paid in capital	$150,000	—	$150,000
Issuance of equity in connection with issuance of convertible notes	$103,403	—	$103,403
Dividend-roundup of odd-lot shareholders	$148,811	—	$148,811

See accompanying notes to the financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 - DESCRIPTION OF THE COMPANY

The business of HydroGen Corporation, formerly HydroGen L.L.C. (the “Company”) commenced in November, 2001 to conduct the business of designing and manufacturing air-cooled Phosphoric Acid Fuel Cell (“PAFC”) power generation systems. On July 7, 2005, the Company became a wholly-owned subsidiary of Chiste Corporation, which was renamed “HydroGen Corporation” on August 18, 2005 (see Note 2).

Company’s Business

The Company is a manufacturer of multi-megawatt fuel cell systems utilizing proprietary 400-kilowatt (kW) phosphoric acid fuel cell (PAFC) technology. The technology was developed by Westinghouse Electric Corporation, and was acquired in 1993 by Fuel Cell Corporation of America (“FCA”) the Company’s predecessor. In 2001, FCA assigned all of its ownership rights to the technology to the Company.

FCA contributed assets and PAFC technology for a 55% interest in the Company. Founding management members received a 45% membership interest in the aggregate for services to be rendered. FCA, under the Operating Agreement, received a distribution preference from the Company in the amount of $2.2 million. On January 27, 2004, FCA and HMR, LP (“HMR”) a Connecticut limited partnership, entered into an option agreement granting HMR the option to purchase ½ of FCA’s 54.083 membership units. On May 14, 2004, HMR assignees acquired 27.042 of FCA’s units for $2,350,000 under this Option Agreement. Prior to exercise of the option by HMR, FCA owned 53.683% of the outstanding membership units of the Company, and at December 31, 2005 FCA owned 9.95% of the Company’s common shares.

As a part of this transaction, FCA cancelled its $2.2 million distribution preference as provided for in the operating agreement with the Company. Further, FCA agreed to lend the Company on an interest free basis evidenced by a line of credit note, a sum not to exceed $350,000. On July 7, 2005, the Company paid FCA a total of $512,833, which represents the total amount owing on working capital loans plus accrued interest through that date, less $150,000 of debt forgiveness.

NOTE 2 - RECAPITALIZATION

Effective February 23, 2005, the Company entered into a Non-Binding Letter of Intent (“LOI”) with Chiste Corporation, a Nevada corporation (“Chiste”), setting forth the preliminary terms by which Chiste acquired the Company. Chiste was a reporting company under the Securities and Exchange Act of 1934, and its shares of common stock were traded on the OTC Bulletin Board. On July 7, 2005, the Company and Chiste consummated a definitive exchange agreement (“Exchange Agreement”) whereby Chiste acquired all the membership interests of the Company (“LLC Units”) outstanding as of the closing date by an exchange of 742,255 shares of Series B Preferred Stock for LLC Units. The Preferred Stock had voting rights equivalent to its voting rights on an as converted basis. On August 16, 2005, the Company’s shareholders voted to change its name from Chiste to HydroGen Corporation. In addition, shareholders also approved a 1:25 reverse stock split and the Company’s 2005 Performance Equity Plan, as amended. Coincident with the reverse stock split, the Series B Preferred Stock was converted into common stock.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 2 - RECAPITALIZATION - CONTINUED

HydroGen LLC remains a wholly-owned limited liability company of HydroGen Corporation, and continues to be the operating entity through which the Company principally conducts its business operations.

Prior to the closing of the Exchange Agreement, HydroGen raised gross proceeds of approximately $6,500,000 through the sale of membership units. In addition, in connection with the exchange, Chiste sold 211,569 preferred shares to an institutional investor for $7,000,000. The shareholders of Chiste prior to this transaction now own on a fully diluted basis, common shares amounting to approximately 5% of the common stock of Chiste, and the holders of Company LLC Units and new investors hold approximately 95% of the outstanding common stock on a fully diluted basis. In September, 2005, the company registered for resale shares of common stock of certain holders into which the Series B Preferred Stock was converted. The above described exchange transaction is being treated as a recapitalization of HydroGen, and the accompanying financial statements reflect the impact of the recapitalization for all periods presented.

As described in Note 7, the Company had outstanding $2,000,000 in principal amount of convertible notes which bore interest at 6% per annum. Although the conversion rate was $222,222 per membership unit of the Company, as part of the transactions described above, the Company extended an offer to the holders of the bridge notes to convert the outstanding principal for units in the Company at the conversion rate of $125,000 per Unit. The revised conversion price was equivalent to the price paid for membership units in the fund raise described above. All of the notes were subsequently converted on July 7, 2005, and the Company paid approximately $69,000 in interest expense to the note holders at that time. In the third quarter of 2005, the Company recorded a non-cash charge of $875,000 related to the repricing of the convertible notes.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of HydroGen Corporation and its wholly-owned subsidiary, HydroGen LLC. All significant intercompany balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of a sale exists, the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. For arrangements which include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserves for sales returns and allowances are estimated and provided for at the time of shipment.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Demonstration grant revenue is recognized as the Company incurs reimbursable costs as set forth under the contract. All of the Company’s revenue in 2005 is from a grant agreement with a State of Ohio government agency.

Accounts Receivable

Accounts receivable consist of an obligation due from a government agency for the demonstration of our fuel cell power generator under a development grant. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At December 31, 2005 the Company had outstanding accounts receivable of $40,042. The Company recorded no bad debt expense during the years ended December 31, 2005 and 2004 for accounts receivables.

Credit Risk

From time to time the Company maintains cash deposits with its principal bank in excess of FDIC insured limits. The Company has not experienced any losses in these accounts.

At December 31, 2005, substantially all of HydroGen's short-term investments are on deposit with one financial institution.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of related assets as follows: computer and office equipment - three to seven years; machinery and equipment- seven to ten years. Leasehold improvements are amortized over the shorter of the lease agreement or the useful lives of the related asset.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development expense for the years ended December 31, 2005 and 2004 and the period from November 11, 2001 (inception) to December 31, 2005, was approximately $1,164,000, $248,000 and $1,457,000 (not covered by auditor’s report), respectively.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers its short-term cash investments, which have an original maturity of three months or less, to be cash equivalents.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Taxes

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company, which was formerly a limited liability company in Ohio, had elected to be treated as a partnership for federal and state income tax purposes. In lieu of paying taxes at the company level, the members of a limited liability company were taxed on their proportionate share of the company’s taxable income. Therefore, no provision or liability for federal or state income taxes has been included in the financial statements for the year ended December 31, 2004. See Note 4.

Loss per Share

Loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period. Shares to be issued upon the exercise of options and warrants aggregating 420,880 as of December 31, 2005 are not included in the computation of loss per share as their effect is antidilutive. Prior to August 19, 2005, the Company had no common shares outstanding.

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

Equity-Based Compensation

The Company accounts for equity-based compensation for employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock, stock options or other similar instruments, granted to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

 HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

If compensation expense for HydroGen’s plans had been determined based on the fair value at the grant dates for awards under its plans, consistent with the method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” HydroGen’s net income and income per share would have been adjusted as follows for the years ended December 31, 2005 and 2004 (there would be no impact on the results for the year ended December 31, 2004):

	For the years ended December 31,
	2005	2004

Net loss, as reported	$(5,741,197)	$(1,734,654)
Pro forma stock compensation expense, net of tax benefit	(161,957)	—
Pro forma net loss	$(5,903,154)	$(1,734,654)
Net loss per share, basic and diluted, as reported	$(2.18)	—
Pro forma stock compensation expense	(0.06)	—
Pro forma	$(2.24)	—

Investments

The Company follows Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Debt and Equity Securities.” The Company invests its excess cash in short-term debt obligations of various agencies of the United States Government, and has classified each security purchased as “held to maturity,” as it has the positive intent and ability to hold these instruments to maturity. As per SFAS 115, securities so classified are appropriately carried at amortized cost in the financial statements. Therefore, the Company does not recognize unrealized gains and losses on such investments in its financial statements.

Recently Issued Accounting Standards

SFAS No. 123(R), "Share-Based Payment.” In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) is effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning January 1, 2006.

 HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

3.
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

4.
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods in the year of adoption.

We plan to adopt SFAS 123(R) using the modified prospective approach. Because SFAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, compensation cost for some previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as previously described in the disclosure of pro forma net income and earnings per share. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. We cannot estimate what those benefits will be in the future because they depend on, among other things, when employees exercise stock options.

SFAS No. 153, “Exchanges of Nonmonetary Assets.” In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which changes the guidance in APB Opinion 29, “Accounting for Nonmonetary Transactions”. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company’s financial statements.

 HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

SFAS No. 154, “Accounting Changes and Error Corrections.” In May 2005, the FASB, issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3”. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and corrections of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material impact on the Company’s financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

NOTE 4 - INVESTMENTS

At December 31, 2005, investments consisted of the following:

Security	Carrying Amount	Unrealized Gain/(Loss)	Fair Value
Federal Home Loan Mortgage Corp. Notes, 5.25% January 15, 2006 maturity	$3,001,412	$(482)	$3,000,930
Federal Home Loan Bank Bonds, 2.0% February 13, 2006 maturity	$3,492,070	$(2,990)	$3,489,080
	$6,493,482	$(3,472)	$6,490,010

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005.

December 31, 2005
Computer equipment and software	$48,939
Machinery and equipment	457,971
Leasehold improvements	268,880
Office equipment	107,188
Assets under construction	280,825
1,163,803

Less accumulated depreciation	356,431
$807,372

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Machinery and equipment includes approximately $296,000 of assets that were transferred from a related party at historical cost (see Note 1) at the date of formation of the Company. All such assets were fully depreciated at December 31, 2005.

Assets under construction principally include assets related to leasehold improvements of the Company’s new manufacturing facility (see Note 9), and will be placed in service in 2006.

Depreciation expense of property and equipment for the years ended December 31, 2005 and 2004 and for the period November 11, 2001 (inception) to December 31, 2005 was $14,343, $491, and $14,834 (not covered by auditor’s report), respectively.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2005, accounts payable and accrued expenses include the following:

Accounts payable	$309,000
Accrued payroll & bonuses	247,000
Other	56,961
$612,961

NOTE 7 - INCOME TAXES

Subsequent to the consummation of the Exchange Agreement in July 2005, HydroGen LLC became a wholly-owned subsidiary of HydroGen Corporation and, for tax purposes, the Company is being treated as a C corporation rather than a limited liability corporation. At this time, the Company began accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that such portion of the deferred tax asset will not be realized.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 7 - INCOME TAXES - CONTINUED

At December 31, 2005, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $3,788,000 that are available to offset future taxable income, if any, which expire at various dates through 2026. The Company’s recapitalization, described in Note 2, may have significantly impaired the Company’s ability to utilize $1,333,215 of the net operating loss carryforwards due to limitations imposed by Section 382 of the Internal Revenue Code. Accordingly, subsequent to the recapitalization of the Company, management has recorded a full valuation allowance against deferred tax assets associated with net operating loss carryforwards realized prior to the execution of the Exchange Agreement. Additionally, valuation allowances have been recorded against deferred tax assets associated with net operating loss carry forwards realized after the execution of the Exchange Agreement, and will carry such valuation allowances until such time as management is reasonably assured that these deferred tax assets will be realizable.

Deferred tax assets related to the Company’s operations are comprised of the following at December 31, 2005:

Deferred tax assets (liabilities):
Tax effect of federal and state loss carryforwards	(1,488,000)
Less valuation allowance	(1,488,000)
Net deferred tax assets	$—

The net operating loss carryforward, if not utilized to reduce taxable income in future periods, will expire in the years 2012 through 2026.

Total income tax expense for the year ended December 31, 2005 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

Statutory rate	(34.0)%
State income taxes, net of Federal income tax benefit	(5.3)
Permanent tax differences	5.3
Loss incurred as a limited liability company	14.3
Increase in valuation allowance	19.7
—%

NOTE 8 - CONVERTIBLE NOTES

The Company completed a $2,000,000 private placement of securities whereby, for each $10,000 received, it issued investment units consisting of a $10,000 convertible note and a .045 membership unit. At December 31, 2004, the Company had received $1,630,000 of the proceeds and subsequent to December 31, 2004, the Company received the remaining $370,000.

 HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 8 - CONVERTIBLE NOTES - CONTINUED

The convertible notes bore interest at the rate of 6% per annum and were convertible into membership units of the Company on the basis of .045 units per $10,000 of convertible amount. If not converted into membership units, the convertible notes, including accrued interest, were payable in full on June 30, 2005.

A value of approximately $559,000 was allocated to the issuance of membership units which was based on the value of LLC Units previously sold in a private transaction. This amount was reflected as a discount to the convertible notes payable and was amortized over the life of the loan. For the years ended December 31, 2005 and 2004, $491,000 and $68,000 have been amortized to the debt component and included as additional interest expense, respectively. As discussed in Note 2 above, the convertible notes were converted into membership units as part of HydroGen’s private placement, which closed on July 7, 2005.

NOTE 9 - STOCK OPTIONS

HydroGen has granted stock options under its 2005 Performance Equity Plan, as amended (“2005 Plan”). Under the 2005 Plan, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Restricted Stock, Deferred Stock, Stock Reload Options and other stock-based awards. Subject to the provisions of the plan, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to us or our subsidiaries and who are deemed to have contributed or to have the potential to contribute to our success. Incentive stock options may only be awarded to individuals who are our employees at the time of grant. According to the 2005 Plan, the amount of shares that may be issued or reserved for awards to participants is 1,100,000. In 2005, 78,535 stock options were granted to employees under the 2005 Plan, leaving 1,021,465 remaining stock options available for grant. Prior to the adoption of the 2005 Plan, the Company’s members voted to issue options on membership units to key employees and advisors, the agreements of which were subsequently amended to represent common stock options on 342,345 shares. No options of any kind were granted or outstanding at December 31, 2004.

A Black-Scholes option-pricing model was used to estimate the fair value of employee stock options for the SFAS No. 123 pro forma disclosure in Note 3. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because HydroGen’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

 HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 9 - STOCK OPTIONS - CONTINUED

The fair value of each option grant in 2005, for “As adjusted” disclosure proposed in Note 3, was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0.00%
Risk-free interest rate	3.90%
Expected volatility	119.0%
Expected life of option	5 years

Note: As the Company was not a publicly traded company before July 7, 2005, 0% volatility was used in accordance with SFAS 123 for options issued to employees prior to becoming a public company.

During the year ended December 31, 2005, options on 342,345 shares were granted at an exercise price of $4.34 and options on 78,535 shares were granted at an exercise price of $5.10. All 420,880 options granted during the year ended December 31, 2005 were outstanding at December 31, 2005. All options granted expire 10 years after grant, subject to the employment status of the grantee. There were no options or warrants granted in 2004, and no options or warrants were outstanding at December 31, 2004. At December 31, 2005, options on 178,235 shares were vested which have a weighted average remaining life of 9 years, and options on 242,645 shares were not exercisable, which have a weighted average remaining life of 9.15 years. The average fair value of options granted during the year ended December 31, 2005 was $1.40 per share.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases

Through January, 2005, the Company subleased its manufacturing facility in Jefferson Hills, PA, on a month to month basis. In February, 2005, an entity controlled by the same party that has a controlling interest in FCA purchased the industrial complex that includes this facility. In April, 2005, the Company increased the amount of space it rented from approximately 10,500 square feet to approximately 35,000 square feet. In October 2005, subsequent to signing a lease on a new manufacturing facility (see below), the Company began to significantly decrease the amount of space it leased at this location. As of March 2006, the Company fully vacated these premises. The lease with the related party does not create any exposure with a variable interest entity.

On August 15, 2005, the Company executed a 5 year agreement to lease approximately 34,500 square feet of industrial space in Versailles, PA, to house its manufacturing operations and certain administrative functions. Terms of the lease provide for minimum lease payments of $14,373 per month, plus increases in real estate taxes and insurance costs over 2005 “Base Year” costs. The Company took occupancy of the space in October 2005, after the landlord made certain improvements to the property. The Company has the option to extend the lease for an additional 5 years, with certain adjustments made to the base rent.

 HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES - CONTINUED

On October 19, 2005, the Company entered into an agreement to lease approximately 1,700 square feet of office space in New York for 61 months at a base rent of approximately $69,700 in the first year, increasing by 2.5% in each subsequent year. The lease includes provisions for additional payments related to the Company’s pro rata share of annual increases in real estate taxes. The Company’s occupancy of this space commenced on December 1, 2005.

In September 2005, the Company executed an agreement to lease office space in Cleveland, Ohio, which will serve as the Company’s headquarters, consistent with the terms of the development grant provided to the Company by the State of Ohio (see Note 7). The Company is renting the space on a month to month basis for $280 per month.

Rent expense for the years ended December 31, 2005 and 2004, and for the period from November 11, 2001 (inception) to December 31, 2005 (not covered by auditor’s report) was approximately $168,000, $34,000 and $282,000, respectively.

Future minimum lease payments under operating leases are as follows:

Years Ending December 31,	Amount
2006	$230,325
2007	244,071
2008	245,861
2009	247,695
2010	206,456
Total	$1,164,831

Litigation

In September 2005, HydroGen’s predecessor company was named in a patent infringement claim related to technology that the predecessor company sold to the claimant. According to the pleadings (filed in a federal district court in California), in 2004 the buyer of the technology discovered that a former employee of our predecessor company was seeking investment dollars to commercialize the same technology that the buyer purchased. Further, the former employee continued to use the Company’s predecessor company’s name in her efforts. Accordingly, the buyer filed suit in August 2004 seeking, among other relief, an injunction preventing the predecessor company’s former employee from continuing to use the technology. In September 2005, the buyer amended its pleadings to add a claim in patent infringement (thereby establishing subject matter jurisdiction) and naming the predecessor company.

 HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES - CONTINUED

The Company recently learned of this action against its predecessor company, and is investigating whether it needs to appear in the litigation in order to defend itself against any liability. As of the time of this writing, no service of process has been made to HydroGen or its predecessor company, and it is unclear if plaintiffs intend to make any attempt to undertake service. While the results of any litigation are inherently difficult to predict, HydroGen believes the claims made against its predecessor company have been made in error, and should it be required that HydroGen make an appearance in this matter, it will seek voluntary dismissal of the claims against the predecessor company by the claimant, and failing that, involuntary dismissal by the court. After reviewing the facts alleged in this action, the Company believes that its predecessor company has not been involved in any of the activities alleged in the complaint, amended complaint, or a counterclaim. The Company does not, therefore, believe that this action, once resolved, will have a material impact on the Company’s financial statements.

NOTE 11 - STATE OF OHIO DEVELOPMENT GRANT

On August 26, 2005, the State of Ohio Department of Development provided to HydroGen Corporation $1,250,000 as a development grant for a three phase program to deploy, demonstrate and commercialize the Company’s 400 kW phosphoric acid fuel cell system. The grant is under an Ohio Fuel Cell Initiative Demonstration Program and is to be used towards the costs associated with the commercial demonstration and validation of the Company’s air-cooled phosphoric acid fuel cell module technology and for the procurement and preparation of the plant equipment, system engineering, plant construction and initial operations. The grant is given on the understanding that the Company locate manufacturing facilities in Ohio by 2008, and create new full-time jobs at both the skilled and unskilled level. The development work is expected to be undertaken during the period 2005 to 2008.

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

In December 2005, the Company recorded approximately $40,000 in revenue related to this grant agreement and included the same amount in accounts receivable at December 31,2005. Payment of this receivable was received by the Company in February, 2006.

 HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 12 - DEVELOPMENT STAGE OPERATIONS, RISKS AND UNCERTAINTIES

The Company commenced operations on November 11, 2001, with the transfer of assets and PAFC technology from FuelCell Corporation of America, the Company’s then majority member. The Company was formed to commercialize the PAFC technology developed by Westinghouse Corporation. In addition to the technology, the Company owns the manufacturing assets for production of commercial-ready 400-kW air-cooled modules.

The Company is at an early stage of business development. As a result, the Company is subject to all the risks inherent in starting a new business. The Company has neither sold nor installed any fuel cell systems in its operating history. The Company will require additional financing to commercialize its fuel cell power plants. The Company’s ability to market its products and related technology and to obtain research and development contracts depend, in part, on its ability to attract and retain key scientific and management personnel. Market acceptance of fuel cells and related products is still uncertain. In addition, acceptance of the Company’s products will be determined in large part by the Company’s ability to demonstrate the safety and efficiency, cost effectiveness and performance features of such products. The Company may encounter significant competition in the markets for its products. Many of the Company’s competitors and potential competitors may have substantially greater resources, including capital, name recognition, research and development experience and manufacturing and marketing capabilities.

The Company has experienced losses from operations and anticipates incurring substantial losses in the future. The Company expects to continue to make significant capital expenditures and to increase expenses to build manufacturing operations, develop sales and distribution networks, improve manufacturing technologies, implement internal systems and infrastructure, and hire additional personnel.

Without additional financing, the Company would need to delay certain of these activities and defer certain capital expenditures.

NOTE 13 - RELATED PARTY TRANSACTIONS AND EQUITY ISSUED IN EXCHANGE FOR SERVICES

FCA provided short-term working capital loans evidenced by promissory notes from the Company. These notes were payable on demand and accrued interest at 8% per annum. Outstanding borrowings were $267,360 as of December 31, 2004. Additionally, FCA provided an interest free line of credit to the Company of $350,000, all of which was drawn and was also outstanding at December 31, 2004. FCA agreed that, upon repayment of the $350,000 non-interest bearing note, it would forgive the principal balance of the interest-bearing loans by $150,000. On July 7, 2005, upon the closing of the Exchange Agreement and the receipt of proceeds from the sale of equity, as described in Note 2, the $350,000 non-interest bearing note held by FCA was repaid in full, and the working capital notes held by the same party were also repaid, less $150,000 which, as described above, was forgiven. For the years ended December 31, 2005 and 2004, interest expense to FCA approximated $11,000 and $19,900, respectively.

 HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 13 - RELATED PARTY TRANSACTIONS AND EQUITY ISSUED IN EXCHANGE FOR SERVICES - CONTINUED

Additionally, the Company made payments to a company controlled by the same party that has a controlling interest in FCA for laboratory and administrative support services, which amounted to approximately $17,000 and less than $1,000 for the years ended December 31, 2005 and 2004, respectively. The amount paid during the year ended December 31, 2005 was accrued by the Company in periods prior to the year ended December 31, 2004.

In February, 2005, an entity controlled by the same party that has a controlling interest in FCA purchased the industrial complex that includes the Company’s former manufacturing facility. In April, 2005, the Company increased the amount of space it rented in its former facility from approximately 10,500 square feet to approximately 35,000 square feet. In October 2005, the Company moved its manufacturing operations and certain administrative functions to a new facility in Versailles, PA (see Note 9). In March 2006, the Company fully vacated the Jefferson Hills facility. The Company paid this entity approximately $92,000 in rent expense during the year ended December 31, 2005.

The Company and HMR were parties to an agreement dated June 30, 2004 that provides for the payment to HMR of fees totaling $100,000 payable over a 5-month period beginning in September, 2004, in consideration of financial consulting services. Additionally, at that time, the Company issued to HMR 4 LLC Units in the Company, subject to a 12-month vesting schedule through January 2005. The value of the LLC Units at the date of issuance was charged to expense ratably over the vesting period. The fair value of the LLC Units at the date of issuance was based on the value of LLC Units previously sold in a private transaction.

The Company granted two executive officers an aggregate of 5.278 LLC Units for services to be rendered, subject to a 12 month vesting schedule. One individual received 2.0 LLC Units in January, 2004, and was fully vested in those units at December 31, 2004. The second individual received 3.278 LLC Units in June, 2004 and, at December 31, 2005 and 2004, has a 100% and 50% vested interest in those units, respectively. The value of the LLC Units at the date of issuance was charged to expense ratably over the vesting period. The fair value of the LLC Units at the date of issuance was based on the value of LLC Units previously sold in a private transaction.

The vested portion of these units has been included in general and administrative expenses for the years ended December 31, 2005 and 2004, respectively.

In March and April, 2005, the Company issued options to certain employees and advisors for an aggregate of 12.22 Membership Units. The options had an exercise price of $121,500 per unit, which reflected fair market value at the time of the grant, and vest over a 36 month period. These agreements were subsequently amended to reflect the recapitalization of the Company, and are now options on the Company’s common stock. The exercise price of these options, on a per share basis, is $4.34.

 HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 13 - RELATED PARTY TRANSACTIONS AND EQUITY ISSUED IN EXCHANGE FOR SERVICES - CONTINUED

In May, 2005, the Company amended an agreement with a consultant whereby the Company agreed to pay the consultant for services to be rendered for the 12 month period beginning November, 2004, by granting the consultant 3.888 LLC Units and, accordingly, recognized approximately $335,000 of consulting expense during the year ended December 31, 2005.

Related to the amended agreement with a consultant, described above, the Company issued 1.287 LLC Units to certain members who elected not to be diluted by the LLC Units issued to the consultant. The Company recognized approximately $112,000 in expense in the second quarter of 2005 related to this issuance. The fair value of the LLC Units at the date of issuance was based on the value of LLC Units previously sold in a private transaction.

NOTE 14 - SUBSEQUENT EVENT

On March 7, 2006, the Company was notified that it was awarded $1,000,000 by the State of Ohio Third Frontier Fuel Cell Program (TFFCP) to support the company’s advanced manufacturing development program. The Company will use the funds to optimize decisions and resource allocations for its planned advanced manufacturing facility to be located in Ohio. The facility is where the Company will mass produce its standard 400-kilowatt (kW) air-cooled PAFC modules, which serve as the building block of its core product, a 2 megawatt (MW) power island. Initial production capacity will be 25 MW per year of the company’s 400-kW modules, and is subsequently expected to be expanded to 100 MW per year capacity. The Company has not yet received a copy of the Grant Agreement and therefore is unable to disclose additional details.