Form 10QSB
period 2006-03-31
HydroGen CORP
filed 2006-05-15
CIK 1124394

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2006

Commission File Number: 000-32065

HYDROGEN CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	86-0965692
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2 Juniper Street, Versailles, PA 15132
(Address of principal executive offices)

(412) 405-1000
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

As of May 11, there were 12,769,904 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Consolidated Balance Sheets, March 31, 2006 (unaudited)
	and December 31, 2005	2

	Consolidated Statements of Operations for the three month
	periods ended March 31, 2006 and 2005 and for the period from
	inception (November 11, 2001) to March 31, 2006 (unaudited)	3

	Consolidated Statements of Shareholders’ Equity (Deficiency) from
	Inception to March 31, 2006	4

	Consolidated Statements of Cash Flows for the three month periods
	ended March 31, 2006 and 2005 and for the period from inception
	(November 11, 2001) to March 31, 2006 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	15

Item 3.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23
Signatures		25

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

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	DECEMBER 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,224,821	$2,796,324
Short-term investments	3,374,401	6,493,482
Accounts receivable	49,432	40,042
Other current assets	165,030	316,634
TOTAL CURRENT ASSETS	$7,813,684	$9,646,482
Property and equipment, net	1,374,703	807,372
Equipment deposits	224,896	224,896
Other assets	43,415	14,373
TOTAL ASSETS	$9,456,698	$10,693,123
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$547,624	$612,961
TOTAL CURRENT LIABILITIES	547,624	612,961
Common stock, par value $0.001, authorized 65,000,000 shares, 7,614,904 issued and outstanding	$7,615	$7,615
Series B convertible preferred stock, par $0.001, authorized 10,000,000 shares, no shares issued or outstanding	-	-
Additional paid-in capital	18,061,294	17,970,255
Accumulated deficit	(9,159,835)	(7,897,708)
TOTAL SHAREHOLDERS’ EQUITY	8,909,074	10,080,162
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,456,698	$10,693,123

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	FOR THE QUARTERS ENDED March 31,		NOVEMBER 11, 2001 (INCEPTION) THROUGH
	2006	2005	March 31, 2006
Demonstration Grant Revenue	$49,433	$-	$186,135
Costs and expenses (including stock-based compensation expense of $91,039 and $101,516, respectively)	1,406,178	641,913	7,938,764
LOSS FROM OPERATIONS	(1,356,745)	(641,913)	(7,752,629)
Interest and other income	94,618	5,719	292,035
Interest expense	-	(261,698)	(675,430)
Charge for repricing conversion price of convertible debt	-	-	(875,000)

NET LOSS	$(1,262,127)	$(897,892)	$(9,011,024)

Weighted average common shares outstanding (basic and diluted)	7,614,904	-	-
Net loss per share (basic and diluted)	$(0.17)	-	-

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Series B Preferred Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance, November 11, 2001 (Inception)	-	-	-	-	-	-	-
Capital contributed	-	-	377,704	$378	$476	$-	$854
Net loss	-	-	-	-	-	(5,564)	(5,564)
Balance, December 31, 2001	-	-	377,704	$378	$476	$(5,564)	$(4,710)
Net loss	-	-	-	-	-	(104,354)	(104,354)
Balance, December 31, 2002	-	-	377,704	$378	$476	$(109,918)	$(109,064)
Net loss	-	-	-	-	-	$(163,128)	$(163,128)
Balance, December 31, 2003	-	-	377,704	$378	$476	$(273,046)	$(272,192)
Equity issued for compensation	-	-	28,012	28	638,802	-	638,830
Issuance of equity in connection with issuance of convertible notes	-	-	27,850	28	455,480	-	455,508
Net loss	-	-	-	-	-	(1,734,654)	(1,734,654)
Balance, December 31, 2004	-	-	433,566	$434	$1,094,758	$(2,007,700)	$(912,508)
Vesting of equity issued for compensation	-	-	21,731	22	513,319	-	513,341
Equity issued to existing shareholders electing antidilution protection	-	-	4,862	5	112,674	-	112,679
Issuance of equity in connection with issuance of convertible notes	-	-	6,147	6	103,397	-	103,403
Conversion of convertible notes	-	-	60,446	60	1,999,940	-	2,000,000
Repricing of convertible debt	-	-	-	-	875,000	-	875,000
Forgiveness of debt by significant shareholder	-	-	-	-	150,000	-	150,000
Chiste shareholders’ interest post-reverse merger	375,865	376	-	-	(376)	-	-
Sale of equity securities	-	-	427,072	427	12,394,137	-	12,394,564
Conversion of preferred securities into common stock	7,071,735	7,072	(953,824)	(954)	(6,118)	-	-
Dividend - round up of odd-lot shareholders	32,865	33	-	-	148,778	(148,811)	-
Sale of common shares	134,439	134	-	-	584,746	-	584,880
Net loss	-	-	-	-	-	(5,741,197)	(5,741,197)
Balance, December 31, 2005	7,614,904	$7,615	-	-	$17,970,255	$(7,897,708)	$10,080,162
Unaudited:
Net loss	-	-	-	-	-	(1,262,127)	(1,262,127)
Stock based compensation	-	-	-	-	91,039	-	91,039
Balance, March 31, 2006	7,614,904	$7,615	-	-	$18,061,294	$(9,159,835)	$8,909,074

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			NOVEMBER 11,
			2001 (INCEPTION)
	FOR THE QUARTERS ENDED		THROUGH
	MARCH 31,		MARCH 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,262,127)	$(897,892)	(9,011,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,522	576	45,356
Non-cash interest income	19,170	-	19,170
Amortization of discount on convertible notes	-	229,170	558,911
Stock-based compensation	91,039	101,516	1,355,888
Financing cost recognized upon change in terms of convertible debt	-	-	875,000
Changes in operating assets and liabilities
Increase in accounts receivable	(9,390)	-	(49,432)
(Increase) decrease in other current assets	113,264	(73,701)	(203,371)
Increase in other non-current assets	(29,042)	-	(43,415)
(Decrease) increase in accounts payable and accrued expenses	(65,337)	(1,761)	547,627
NET CASH USED IN OPERATING ACTIVITIES	(1,111,901)	(642,092)	(5,905,290)
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of short-term investments	(3,355,231)	-	(9,848,713)
Maturity of short-term investments	6,493,482	-	6,493,482
Purchase of property and equipment	(597,853)	(3,791)	(1,420,059)
Equipment deposits	-	-	(224,896)
NET CASH USED IN INVESTING ACTIVITIES	2,540,398	(3,791)	(5,000,186)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash including the exchange of member’s units and preferred stock	-	-	12,980,297
Proceeds from (repayment of) notes payable, related parties	-	-	150,000
Proceeds from issuance of convertible notes payable including amount allocated to equity component	-	370,000	2,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	370,000	15,130,297
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
	1,428,497	(275,883)	4,224,821

CASH AND CASH EQUIVALENTS, beginning of period	2,796,324	1,230,056	-
CASH AND CASH EQUIVALENTS, end of period	4,224,821	$954,173	4,224,821
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-	116,493
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital stock issued upon conversion of convertible notes	-	-	$2,000,000
Reduction in note payable to related party credited to paid in capital	-	-	$150,000
Issuance of equity in connection with issuance of convertible notes	-	-	$103,403
Dividend – roundup of odd-lot shareholders	-	-	$148,811

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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

NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ending December 31, 2005. Operating results for the three months ending March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The balance sheet for December 31, 2005 was derived from the audited balance sheet included in the consolidated financial statements. For further information, refer to HydroGen’s consolidated financial statements and footnotes for the year ended December 31, 2005 included in HydroGen’s Form 10-KSB.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of a sale exists, the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. For arrangements which include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserves for sales returns and allowances are estimated and provided for at the time of shipment. Demonstration grant revenue is recognized as the Company incurs reimbursable costs as set forth under the contract. All of the Company’s revenue in the three months ended March 31, 2006, is from a grant agreement with a State of Ohio government agency.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

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

Net Loss Per Share

Loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period. Shares to be issued upon the exercise of options aggregating 543,580 as of March 31, 2006 are not included in the computation of loss per share as their effect is antidilutive. Prior to August 19, 2005, the Company had no common shares outstanding.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s Equity Incentive Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Share-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. HydroGen adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

The following table illustrates the effect on net loss for the three months ended March 31, 2005 as if we had applied the fair value method to our stock-based compensation (there were no common shares outstanding at March 31, 2005):

Three Months Ended March 31, 2005
Net loss, as reported	$(897,892)

Less: Pro forma stock compensation expense, net of tax benefit	(1,776)
Pro forma net loss	$(899,668)

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 3 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

Impact of Recently Issued Accounting Pronouncements

Management does not believe there are any recently issued but not yet effective accounting pronouncements that will have a material effect on the Company’s financial statements.

NOTE 4 - Share-Based Compensation

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Company’s common shares have only traded publicly since July, 2005, expected volatility for the three months ended March 31, 2006 is estimated based on an arithmetic average of the volatility of 5 publicly-traded companies that operate in HydroGen’s space or sell into similar markets. As the Company was not a publicly traded company before July 7, 2005, 0% volatility was used in accordance with SFAS 123 for options issued to employees prior to becoming a public company. We have no history by which to estimate the expected term of the options, but used an estimate based on the expected life of stock options granted at similar companies. Because HydroGen’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 4 - Share-Based Compensation - Continued

	Three months ended March 31,
	2006	2005
Expected life (in years)	5.0	5.0
Risk-free interest rate	4.68	3.77%
Volatility	74.0%	0.0%
Dividend yield	--	--

The following table summarizes the Plans’ stock option activity for the three months ended March 31, 2006:

	Number of Options	Weighted Average Option Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	420,880	$4.48
Granted	126,700	$5.25
Exercised	--	--
Forfeited/Cancelled	(4,000)	$5.10
Outstanding at March 31, 2006	543,580	$4.65	$496,017
Exercisable at March 31, 2006	218,023	$4.46	$240,370
Vested and expected to vest at March 31, 2006	516,401	$4.65	$471,216

A summary of the status of the Company’s non-vested stock options as of March 31, 2006, and of changes during the 3 months ended March 31, 2006, is presented below:

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 4 - Share-Based Compensation - Continued

	Number of Options	Weighted Average Option Price
Non-vested at December 31, 2005	242,645	$4.56
Granted	126,700	$5.25
Vested	(39,788)	$4.83
Forfeited/Cancelled	(4,000)	$5.10
Outstanding at March 31, 2006	325,557	$4.79

As of March 31, 2006, there was $772,816 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a remaining weighted average life of 2.09 years.

The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $3.61 and $0.75, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.34	342,345	8.75	$4.34	186,624	$4.34
$5.10	74,535	9.71	$5.10	18,729	$5.10
$5.25	126,700	4.92	$5.25	12,670	$5.25
	543,580	8.07	$4.65	218,023	$4.46

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 5 - Litigation

In September 2005, HydroGen’s predecessor company was named in a patent infringement claim related to technology that the predecessor company sold to the claimant (there is no claim on the Company’s current technology portfolio, including its fuel cell technology). According to the pleadings (filed in a federal district court in California), in 2004 the buyer of the technology discovered that a former employee of our predecessor company was seeking investment dollars to commercialize the same technology that the buyer purchased. Further, the former employee continued to use the company’s predecessor company’s name in her efforts. Accordingly, the buyer filed suit in August 2004 seeking, among other relief, an injunction preventing the predecessor company’s former employee from continuing to use the technology. In September 2005, the buyer amended its pleadings to add a claim in patent infringement (thereby establishing subject matter jurisdiction) and naming the predecessor company.

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

NOTE 6 - Grants from the State of Ohio

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

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 6 - Grants from the State of Ohio - Continued

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

As of March 31, 2006, the Company has submitted requests for payment under this grant totaling approximately $89,000, all of which has been paid as of May 8, 2006.

State of Ohio Third Frontier Fuel Cell Program

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

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 7 - Subsequent Event

On May 2, 2006, the Company sold in a private placement an aggregate of 5,155,000 shares of its common stock, and warrants to purchase up to an aggregate of 1,288,750 shares of common stock for aggregate gross proceeds of $25,775,000. The Company paid approximately $1,660,937 in commissions and expenses. The Company issued to its placement agent a warrant to purchase up to 128,875 shares of common stock as additional compensation.

The warrants issued to investors and the placement agent are exercisable at $6.60 per share at any time until May 2, 2011. The common stock issued in the private offering and the Common Stock underlying the warrants will be registered by the Company for re-offer and re-sale by the investors. The Company is committed to file the registration statement within 45 days of closing and have it declared effective within 90 days of closing. If the common stock is not registered for resale within those time periods, the Company will pay a liquidated damages amount of one percent of the amount invested for each 30-day period (pro rated) until the filing or effectiveness of the registration statement, up to a maximum of ten percent. There are no liquidated damages payable in respect of the shares of common stock underlying the warrants if those shares are not registered. In connection with the liquidated damages provision of the registration rights agreement, HydroGen evaluated the classification of the equity subject to liquidated damages under Emerging Issues Task Force Topic D-98. It concluded that the equity should be classified as permanent equity because the damages are capped at 10% of the value of the equity which is no more than a reasonable estimate of the difference in the fair values between registered shares and unregistered shares. The Company intends to use the proceeds of the private placement for commercial demonstration of the Company’s products, advanced manufacturing development efforts, and general working capital purposes.

Item 2. Management's Discussion and Analysis

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related footnotes. This discussion and analysis contains forward-looking statements relating to future events and our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-KSB.

The following discussion and analysis should be read in conjunction with the Company’s unaudited financial statements contained in Part I, Item I, and the related notes.

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

5. Sales and marketing. The initial sales goal is to achieve firm orders for 2-4MW of fuel cell power plants on a semi-commercial basis, and contingent orders for full-scale commercial fuel cell power plants in the range of 25-50 MW aggregate capacity, in addition to at least one already-contracted 400 kW commercial demonstration power plant. A principal purpose of the commercial demonstration and semi-commercial power plants is to obtain a successful validation and performance history for the core 400 kW module and the 2MW standard commercial product. Once successful validation of the core module is obtained, we anticipate that the contingency related to commercial orders received for full-scale fuel cell power plants will be removed. To achieve our sales and marketing objectives, HydroGen has initiated discussions with several large generators of by-product hydrogen who have expressed interest in acquiring fuel cell power plants, and management believes that it could conclude agreements with one or more of these entities within the next 6-12 months. HydroGen management believes that it is in a position to conclude demonstration agreements with one or more hosts for the 400kW commercial demonstration plants within the next 3 months.

Sales and marketing will take place concurrently with the previously described phases of the business plan during the development stage. Marketing the kind of disruptive product that HydroGen offers involves a multifaceted decision process, and it typically takes multiple contacts and a substantial customer educative endeavor to achieve firm commitments and orders.

Once HydroGen has achieved the objectives of its market entry stage, it will enter the cost reduction stage of the business plan. This stage is expected to last for approximately seven quarters, currently estimated to be through the end of 2008. Management estimates that approximately $20-35 million in capital will be required to execute this phase of the business plan. The principal goals of this stage of development will be to:

1. Complete automated design and process development for accelerated manufacturing.

2. Construct an accelerated manufacturing facility capable of producing 25MW/year of fuel cell modules by the end of 2008, and reduce module production cost through high volume manufacturing and assembly.

3. Manufacture and deliver to customers the first 10-20MW of commercial fuel cell power plants.

4. Achieve positive net cash flow from operations by the end of 2008.

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

Equity-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s Equity Incentive Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Share-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. HydroGen adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

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

On May 2, 2006, the Company sold in a private placement an aggregate of 5,155,000 shares of its common stock, and warrants to purchase up to an aggregate of 1,288,750 shares of common stock for aggregate gross proceeds of $25,775,000. The Company paid approximately $1,660,937 in commissions and expenses. The Company issued to its placement agent a warrant to purchase up to 128,875 shares of common stock as additional compensation.

The warrants issued to investors and the placement agent are exercisable at $6.60 per share at any time until May 2, 2011. The common stock issued in the private offering and the Common Stock underlying the warrants will be registered by the Company for re-offer and re-sale by the investors. The Company is committed to file the registration statement within 45 days of closing and have it declared effective within 90 days of closing. If the common stock is not registered for resale within those time periods, the Company will pay a liquidated damages amount of one percent of the amount invested for each 30-day period (pro rated) until the filing or effectiveness of the registration statement, up to a maximum of ten percent. There are no liquidated damages payable in respect of the shares of common stock underlying the warrants if those shares are not registered.

The Company intends to use the proceeds of the private placement for commercial demonstration of the Company’s products, advanced manufacturing development efforts, and general working capital purposes. Management estimates that its working capital will last through the conclusion of calendar year 2007.

Results of Operations

Comparison of the Three Months Ended March 31, 2006 and 2005

The following table sets forth certain of HydroGen’s operating data for the three months ended March 31, 2006 and 2005:

	March 31, 2006	March 31, 2005	Increase
Research & development	$616,000	$195,000	$421,000
Payroll and related costs	293,000	244,000	49,000
Professional fees	263,000	84,000	179,000
Other	234,000	119,000	115,000
Totals	$1,406,000	$642,000	$764,000

The increase in research and development expenses was due to the accelerated and expanded ramp-up in HydroGen’s technology recapture activities and power plant design, as well as other development activities in the first quarter of 2006. Most of these expenses relate to the hiring of engineers and technicians in the second half of 2005 and the first quarter of 2006 to support these efforts. Additional expenses reflect increases in orders of supplies and equipment to support technical and production work. In addition, the Company charged approximately $81,000 of expense in the 2006 period that relates to the grant of stock options to research and development personnel.

The increase in payroll and related costs reflect a modest expansion of HydroGen’s administrative staff, salary increases and approximately $11,000 in option related expense. Most of HydroGen’s management team received significant increases in compensation in April, 2005, that brought their cash compensation levels closer to market rates.

The increase in professional fees in the first 3 months of 2006 versus 2005 relates primarily to the legal, accounting and investor relations fees and expenses associated with becoming a public company in July, 2005.

The increase in other expenses relates to several factors, including an increase of approximately $40,000 in directors’ and officers’ liability insurance, and an increase of approximately $60,000 in rent expense which was primarily related to both a significant increase in square footage leased for HydroGen’s manufacturing facility and the rent expense associated with the Company’s office space New York City, leased in December 2005.

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

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

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

The following current report was filed during the quarter ended March 31, 2006:

On February 22, 2006, the Company filed Form 8-K disclosing that in connection with the reverse acquisition transaction of Hydrogen LLC by the predecessor corporation, Chiste Corporation, the board of directors on July 7, 2005, after the consummation of the acquisition, determined that the fiscal year of the corporation would be changed to December 31. The change reflected the accounting treatment of the acquisition.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDROGEN CORPORATION

By:	/s/ Leo Blomen
Chief Executive Officer
Date: May 15, 2006

By:	/s/ Joshua Tosteson
President
Date: May 15, 2006

By:	/s/ Scott Schecter
Principal Financial Officer
Date: May 15, 2006