Form 10QSB
period 2006-06-30
HydroGen CORP
filed 2006-08-14
CIK 1124394

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2006

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

As of August 11, 2006 there were 12,769,904 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No  X .

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Consolidated Balance Sheets, June 30, 2006 (unaudited) and December 31, 2005	F-2

	Consolidated Statements of Operations for the three and six month periods ended June 30, 2006 and 2005 and for the period from inception (November 11, 2001) to June 30, 2006 (unaudited)	F-3

	Consolidated Statements of Shareholders’ Equity (Deficiency) from Inception to June 30, 2006	F-4

	Consolidated Statements of Cash Flows for the six month periods ended June 30, 2006 and 2005 and for the period from inception (November 11, 2001) to June 30, 2006 (unaudited)	F-5

	Notes to Consolidated Financial Statements (unaudited)	F-6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Controls and Procedures	26

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

1

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2006	DECEMBER 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,519,789	$2,796,324
Short-term investments	11,402,327	6,493,482
Accounts receivable	79,021	40,042
Other current assets	880,306	316,634
TOTAL CURRENT ASSETS	29,881,443	9,646,482
Property and equipment, net	2,769,757	807,372
Equipment deposits	-	224,896
Other assets	57,017	14,373
TOTAL ASSETS	$32,708,217	$10,693,123
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$938,835	$612,961
Capital lease obligations, current portion	68,711	-
TOTAL CURRENT LIABILITIES	1,007,546	612,961
LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	156,840
TOTAL LIABILITIES	1,164,386	612,961
Common stock, par value $0.001, authorized 65,000,000 shares, 12,769,904 and 7,614,904 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	12,770	7,615
Series B convertible preferred stock, par $0.001, authorized 10,000,000 shares, no shares outstanding	-	-
Additional paid-in capital	42,230,767	17,970,255
Deficit accumulated during the development stage	(10,699,706)	(7,897,708)
TOTAL SHAREHOLDERS’ EQUITY	31,543,831	10,080,162
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,708,217	$10,693,123

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	FOR THE QUARTER ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,		NOVEMBER 11, 2001 (INCEPTION)THROUGH
	2006	2005	2006	2005	JUNE 30, 2006
Demonstration Grant Revenue	$79,021	$-	$128,454	$-	$265,156
Costs and expenses (including stock-based compensation expense of $105,244 and $411,825, for the quarters ended June 30, 2006 and 2005, and $196,283 and $513,341 for the six month periods ended June 30, 2006 and 2005.)	1,800,266	1,341,282	3,206,444	1,983,195	9,739,030
LOSS FROM OPERATIONS	(1,721,245)	(1,341,282)	(3,077,990)	(1,983,195)	(9,473,874)
Interest and other income	266,132	3,826	360,750	9,545	558,167
Interest and other financing charges	(84,758)	(299,423)	(84,758)	(561,121)	(760,188)
Charge for repricing conversion price of convertible debt	-	-	-	-	(875,000)
NET LOSS	$(1,539,871)	$(1,636,879)	$(2,801,998)	$(2,534,771)	$(10,550,895)
Weighted average common shares outstanding (basic and diluted)	11,013,805		9,323,744
Net loss per share (basic and diluted)	$(0.14)		$(0.30)
PRO FORMA:
Pro forma weighted average common shares outstanding (basic and diluted)		3,373,669		3,319,962
Pro forma net loss per share (basic and diluted)		$(0.49)		$(0.76)

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Series B Preferred Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance, November 11, 2001 (Inception)	-	-	-	-	-	-	-
Capital contributed on November 11, 2001	-	-	377,704	$378	$476	$-	$854
Net loss	-	-	-	-	-	(5,564)	(5,564)
Balance, December 31, 2001	-	-	377,704	$378	$476	$(5,564)	$(4,710)
Net loss	-	-	-	-	-	(104,354)	(104,354)
Balance, December 31, 2002	-	-	377,704	$378	$476	$(109,918)	$(109,064)
Net loss	-	-	-	-	-	$(163,128)	$(163,128)
Balance, December 31, 2003	-	-	377,704	$378	$476	$(273,046)	$(272,192)
Equity issued for compensation in January and June, at $22.81 per preferred share	-	-	28,012	28	638,802	-	638,830
Issuance of equity in connection with issuance of convertible notes from November 24 - December 20, at $16.36 per preferred share	-	-	27,850	28	455,480	-	455,508
Net loss	-	-	-	-	-	(1,734,654)	(1,734,654)
Balance, December 31, 2004	-	-	433,566	$434	$1,094,758	$(2,007,700)	$(912,508)
Vesting of equity issued for compensation in January and June, 2004 at $22.81 per preferred share	-	-	21,731	22	513,319	-	513,341
Equity issued on March 8 to existing shareholders electing antidilution protection, at $23.18 per preferred share	-	-	4,862	5	112,674	-	112,679
Issuance of equity in connection with issuance of convertible notes from January 4 - February 23, at $16.82 per preferred share	-	-	6,147	6	103,397	-	103,403
Conversion of convertible notes on July 7, 2005	-	-	60,446	60	1,999,940	-	2,000,000
Repricing of convertible debt	-	-	-	-	875,000	-	875,000
Forgiveness of debt by significant shareholder on July 7, 2005	-	-	-	-	150,000	-	150,000
Chiste shareholders’ interest on July 7, 2005, post-reverse merger	375,865	$376	-	-	(376)	-	-
Sale of equity securities on July 7, 2005 at $31.70 per preferred share	-	-	427,072	427	12,394,137	-	12,394,564
Conversion of preferred securities into common stock on August 29, 2005, valued at $4.46 per common share	7,071,735	7,072	(953,824)	(954)	(6,118)	-	-
Dividend - round up of odd-lot shareholders on August 29, September 14 and November 1, valued at $4.53 per share	32,865	33	-	-	148,778	(148,811)	-
Sale of common shares on September 29, 2005 for $4.463 per share	134,439	134	-	-	584,746	-	584,880
Net loss	-	-	-	-	-	(5,741,197)	(5,741,197)
Balance, December 31, 2005	7,614,904	$7,615	-	-	$17,970,255	$(7,897,708)	$10,080,162
Unaudited:
Net loss	-	-	-	-	-	(1,262,127)	(1,262,127)
Stock based compensation	-	-	-	-	91,039	-	91,039
Balance, March 31, 2006	7,614,904	$7,615	-	-	$18,061,294	$(9,159,835)	$8,909,074
Net loss	-	-	-	-	-	(1,539,871)	(1,539,871)
Stock based compensation	-	-	-	-	105,244	-	105,244
Sale of common shares on May 2, 2006 for $5.00 per share	5,155,000	5,155	-	-	24,064,229	-	24,069,384
Balance, June 30, 2006	12,769,904	$12,770	-	-	$42,230,767	$(10,699,706)	$31,543,831

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,			NOVEMBER 11, 2001 (INCEPTION) THROUGH JUNE 30, 2006
	2006	2005		2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,801,998)		$(2,534,771)	$(10,550,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88,116		2,019	102,950
Amortization of discount on convertible notes	-		491,242	558,911
Stock-based compensation	196,283		626,019	1,461,132
Financing cost recognized upon change in terms of convertible debt	-		-	875,000
Changes in operating assets and liabilities
Increase in accounts receivable	(38,979)		-	(79,021)
Increase in other current assets	(563,672)		(129,196)	(899,477)
Increase in other assets	(42,644)		-	(57,017)
Increase in accounts payable and accrued expenses	325,874		264,816	938,838
NET CASH USED IN OPERATING ACTIVITIES	(2,837,020)		(1,279,871)	(7,630,409)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of short-term investments	(14,802,327)		-	(21,295,809)
Maturity of short-term investments	9,893,482		-	9,893,482
Purchase of property and equipment	(1,597,435)		(63,792)	(2,872,707)
NET CASH USED IN INVESTING ACTIVITIES	(6,506,280)		(63,792)	(14,275,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash, net of expenses, including the exchange of member’s units and preferred stock	24,069,384		-	37,049,681
Proceeds from notes payable, related parties				150,000
Principal payments on capital lease obligations	(2,619)		-	(2,619)
Proceeds from issuance of convertible notes payable including amount allocated to equity component	-		370,000	2,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,066,765		370,000	39,425,232

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,723,465		(973,663)	17,519,789

CASH AND CASH EQUIVALENTS, beginning of period	2,796,324		1,230,056	-
CASH AND CASH EQUIVALENTS, end of period	$17,519,789		$256,393	$17,519,789

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-		$-	$117,251

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease	$228,170	$		$228,170
Capital stock issued upon conversion of convertible notes	$-		$-	$2,000,000
Reduction in note payable to related party credited to paid in capital	$-		$-	$150,000
Issuance of equity in connection with issuance of convertible notes	$-		$-	$103,403
Dividend - roundup of odd-lot shareholders	$-		$-	$148,811

See accompanying notes to the condensed consolidated financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ending December 31, 2005. Operating results for the three and six months ending June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The balance sheet for December 31, 2005 was derived from the audited balance sheet included in the consolidated financial statements. For further information, refer to HydroGen’s consolidated financial statements and footnotes for the year ended December 31, 2005 included in HydroGen’s Form 10-KSB.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of a sale exists, the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. For arrangements which include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserves for sales returns and allowances are estimated and provided for at the time of shipment. Demonstration grant revenue is recognized as the Company incurs reimbursable costs as set forth under the contract. All of the Company’s revenue in the six months ended June 30, 2006, is from a grant agreement with a State of Ohio government agency.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. These costs include the payroll and related costs of the Company’s technical personnel, who are running test programs on our technology as well as developing manufacturing programs and procedures.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Net Loss Per Share

Loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period. Shares to be issued upon the exercise of options and warrants aggregating 641,315 and 1,417,625, respectively, as of June 30, 2006 are not included in the computation of loss per share as their effect is antidilutive. Prior to August 19, 2005, the Company had no common shares outstanding.

Pro forma weighted average shares for the three and six months ended June 30, 2005 assume that all equity outstanding and/or issued during those periods that were subsequently converted into common shares on August 29, 2005, were common share equivalents at the original date of issuance.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s 2005 Performance Equity Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Share-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. HydroGen adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the three and six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

The following table illustrates the effect on net loss for the three and six months ended June 30, 2005 as if we had applied the fair value method to our stock-based compensation (there were no common shares outstanding at June 30, 2005):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(1,636,879)	$(2,534,771)

Less: Pro forma stock compensation expense, net of tax benefit	(255,843)	(255,843)

Pro forma net loss	$(1,892,722)	$(2,790,614)

Impact of Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We no not expect FIN 48 will have a material effect on our consolidated financial condition or results of operations.

Management does not believe there are any other recently issued but not yet effective accounting pronouncements that will have a material effect on the Company’s financial statements.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 3 - Private Placement of Equity Securities

On May 2, 2006, the Company sold in a private placement an aggregate of 5,155,000 shares of its common stock, and warrants to purchase up to an aggregate of 1,288,750 shares of common stock for aggregate gross proceeds of $25,775,000. The Company paid approximately $1,705,000 in commissions and expenses. The Company issued to its placement agent a warrant to purchase up to 128,875 shares of common stock as additional compensation.

The warrants issued to investors and the placement agent are exercisable at $6.60 per share at any time until May 2, 2011. On July 19, 2006, a registration statement that the Company filed covering the re-offer and re-sale of the common stock issued in the private offering and the Common Stock underlying the warrants was declared effective by the Securities and Exchange Commission. The Company was committed to file the registration statement within 45 days of closing and have it declared effective within 90 days of closing, or otherwise be subject to liquidated damages, not to exceed 10% of the total amount invested. Liquidated damages related to this private placement of securities were therefore not incurred by the Company. There was no requirement to pay liquidated damages in respect of the shares of common stock underlying the warrants if those shares were not registered. In connection with the liquidated damages provision of the registration rights agreement, HydroGen evaluated the classification of the equity subject to liquidated damages under Emerging Issues Task Force Topic D-98. It concluded that the equity should be classified as permanent equity because the damages were capped at 10% of the value of the equity which is no more than a reasonable estimate of the difference in the fair values between registered shares and unregistered shares. The Company intends to use the proceeds of the private placement for commercial demonstration of the Company’s products, advanced manufacturing development efforts, sales and marketing efforts and general working capital purposes.

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
June 30, 2006
(Unaudited)

NOTE 4 - Share-Based Compensation - Continued

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Company’s common shares have only traded publicly since July, 2005, expected volatility for the three months ended June 30, 2006 is estimated based on an arithmetic average of the volatility of 5 publicly-traded companies that operate in HydroGen’s space or sell into similar markets. As the Company was not a publicly traded company before July 7, 2005, 0% volatility was used in accordance with SFAS 123 for options issued to employees prior to becoming a public company. We have no history by which to estimate the expected term of the options, but used an estimate for grants of “plain vanilla” stock options based on a formula proscribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. Because HydroGen’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Expected life (in years)	3.5-5.0	5.0	3.5-5.0	5.0
Risk-free interest rate	4.68%-5.03%	3.77%	4.68%-5.03%	3.77%
Volatility	70.0%	0.0%	70.0%-74.0%	0.0%
Dividend yield	--	--	--	--

The following table summarizes the Plans’ stock option activity for the six months ended June 30, 2006:

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 4 - Share-Based Compensation - Continued

	Number of Options	Weighted Average Option Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	420,880	$4.48
Granted	224,435	$5.41
Exercised	--	--
Forfeited/Cancelled	(4,000)	$5.10
Outstanding at June 30, 2006	641,315	$4.80	$833,710
Exercisable at June 30, 2006	255,773	$4.54	$399,006
Vested and expected to vest at June 30, 2006	516,401	$4.79	$676,485

A summary of the status of the Company’s non-vested stock options as of June 30, 2006, and of changes during the 6 months ended June 30, 2006, is presented below:

	Number of Options	Weighted Average Option Price
Non-vested at December 31, 2005	242,645	$4.56
Granted	224,435	5.41
Vested	(77,538)	4.95
Forfeited/Cancelled	(4,000)	5.10
Outstanding at June 30, 2006	385,542	$4.98

As of June 30, 2006, there was $443,174 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a remaining weighted average life of 2.48 years.

The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $3.39 and $0.75, respectively.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 4 - Share-Based Compensation - Continued

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

	Options Outstanding			Options Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.34	342,345	8.63	$4.34	215,705	$4.34
$5.10	74,535	8.98	5.10	16,535	5.10
$5.25	171,200	6.00	5.25	-	-
$5.56	16,535	4.75	5.56	1,033	5.56
$6.05	22,500	4.88	6.05	-	-
$6.20	14,200	4.88	6.20	22,500	6.20
	641,315	8.07	$4.80	255,773	$4.46

NOTE 5 - Capital Lease Obligations

The Company leases certain equipment under agreements classified as capital leases. Equipment under these leases has a cost of $439,320 (of which $228,170 is under capital lease obligations) and accumulated depreciation of $9,817 at June 30, 2006.

Future minimum lease payments under capital leases as of June 30, 2006 are as follows:

YEAR ENDING DECEMBER 31,
2006	$44,316
2007	88,632
2008	88,226
2009	41,346
Total future minimum lease payments	262,520
Less amount representing interest	(36,969)
Present value of net minimum lease payments	225,551
Less current portion	68,711
Long-term portion of capital leases	$156,840

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 6 - Litigation

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

Notwithstanding that the predecessor company was named as a party in the suit, neither the predecessor company nor HydroGen was ever served with the action. After reviewing the facts alleged in this action, management determined that its predecessor company was not involved in any of the activities alleged in the complaint, amended complaint, or a counterclaim.  Accordingly, the Company decided that rather than to make an appearance, it would monitor the action in the event it was determined it was necessary to intervene. In May 2006, the parties settled the matter, with the former employee agreeing to discontinue attempting to commercialize the technology purchased by the buyer. On June 22, 2006, the matter was dismissed with prejudice, including all claims against the predecessor company.

NOTE 7 - Grants from the State of Ohio

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
June 30, 2006
(Unaudited)

NOTE 7 - Grants from the State of Ohio - Continued

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

The Company has submitted requests for payment under this grant totaling approximately $168,000, $89,000 of which was paid through June 30, 2006.

State of Ohio Third Frontier Fuel Cell Program

On March 7, 2006, the Company was notified that it would be awarded $1,000,000 (the “Grant”) by the State of Ohio Third Frontier Fuel Cell Program (TFFCP) to support the Company’s advanced manufacturing development program.  On June 8, 2006 the Company entered into a Grant Agreement with the State of Ohio which instrument sets forth the terms and conditions pursuant to which the Grant funds are to be awarded. Under the terms of the Grant Agreement, the Company may recoup from the State the full $1,000,000 as Grant activities take place, and as the costs are incurred and reported. The Company has pledged a total of $555,000 in cost share. The Company will use the funds to dedicate appropriate personnel, consultants and infrastructure to optimize decisions and resource allocations for its planned advanced manufacturing facility to be located in Ohio. The proposed facility will be where the Company will mass produce its standard 400 kilowatt (kW) air-cooled PAFC modules, which will serve as the building block of its core product, a 2 megawatt (MW) power island.  Initial production capacity will be 25 MW per year of the company’s 400 kW modules, and is subsequently expected to be expanded to 100 MW per year capacity.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 7 - Grants from the State of Ohio - Continued

All disbursements from the Grant are on a reimbursement basis, after documentation has been provided evidencing the expenses were incurred in furtherance of the Grant.  The period for which Grant activities shall take place runs from April 10, 2006 until April 10, 2008, however the term of the Grant Agreement, including reimbursement period, runs from April 10, 2009. At the close of the Grant term, the Company will own all equipment valued over $5000 purchased with Grant money.

The Grant may be terminated if the State of Ohio determines that the Company is not in compliance with the applicable program rules, State of Ohio law, or with the terms of the Grant Agreement, after suitable notice and the passage of cure periods.  Performance by the State is also subject to the availability of funds. If there is a termination, the Company may not continue to incur expenses under the Grant, and it may be directed by the State of Ohio to dispose of various property, data, studies and reports. The Company may further be liable for damages to the State of Ohio in the event of default.  The Company may also request a termination of the Grant if it is unable or unwilling to comply with the conditions of the Grant.

Work under the Grant commenced in late June of 2006. To date the Company has not submitted any requests for payment under this Grant.

Item 2. Management's Discussion and Analysis

Forward-Looking Statements

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

General

HydroGen is in the development stage and is expected to remain so for at least the next several quarters. HydroGen’s business plan calls for it to design, manufacture and sell 6MW-30MW turn-key power plants, based on a standardized 2 megawatt (“MW”) power island consisting of five of HydroGen’s 400 kilowatt (“kW”) modules. Additionally, HydroGen plans to attempt to generate recurring revenues from the sale of operations and maintenance services, and ongoing lease revenues for the 400kW modules, which must be replaced after approximately 40,000 hours of operation (targeted lifetime at maturity of technology).

HydroGen expects to enter the market at a cost of approximately $3,000/kW installed for a first article plant of approximately 4MW-8 MW. Tax credits and other incentives could significantly reduce initial end-user costs, however, most incentives have sunsets over the next five years. Management expects its production costs in the future will fall below $1,000/kW for a complete system (fuel cell modules and balance of plant) once its PAFC modules are produced in an accelerated manufacturing facility with a capacity of 25MW per annum or greater. These costs compare favorably with its manufacturing competition of water cooled PAFCs, molten carbonate fuel cells, and solid oxide fuel cells, and with conventional power generation technologies in this size class.

Plan of Operation

HydroGen’s business plan is divided into three stages: market entry, cost reduction, and growth. Management anticipates that the market entry stage will last approximately through 2007. During this period, HydroGen is focusing its efforts on the following activities:

1. Ramp up fuel cell manufacturing operations to achieve 2MW per year single-shift production capacity. HydroGen is investing approximately $1,500,000-$2,000,000 to ramp up its manufacturing facilities to achieve initial pilot production capacity of 2MW (five 400kW modules) per annum on single shift, or 4MW per year on multiple shift basis recapturing the performance and operation of the original Westinghouse design of the module. These funds are being used to acquire certain additional production equipment, to implement certain facilities upgrades and to prepare and train a new team of production staff in the fuel cell production processes.

2. Manufacture 400kW modules. HydroGen intends to produce up to three new 400kW air-cooled phosphoric acid fuel cell modules in our manufacturing facilities during the market entry phase. The modules will be tested at our facilities, and then delivered to customer demonstration sites in the field. Management has allocated $2,000,000 to $3,500,000 to the manufacturing activities.

3. Product and technology testing and validation. HydroGen is in the process of constructing test facilities that we will operate at our manufacturing facilities. Management has allocated $1,500,000 to $2,000,000 to the product and technology testing and validation activities. The test facilities under construction and/or finalized include:

(a) 400kW module test facility, to perform factory acceptance testing of completed modules prior to field delivery.

(b) 10-cell stack test facility, to perform qualification testing, support material changes and development, and to validate operating parameters prior to incorporating such changes into the full 400kW module.

(c) 2”x2” small scale test facility, to test new electrode materials prior to selection for 10-cell stack testing and validation.

4. Finish 2MW power plant design and initiate accelerated manufacturing development. HydroGen is in the process of completing the design, component selection, and full costing of the standard 2MW power plant product, and has initiated development activities necessary to achieve targeted fuel cell production capacity of 25MW/year scheduled for 2008 and 100MW/year scheduled for 2009 under the current business plan. The accelerated manufacturing development program consists of a staged series of projects to implement design and material changes to the technology, develop and implement automated manufacturing processes, and collaborate with outsource suppliers of key components of the fuel cells. HydroGen will also seek additional financing in the form of grants from state and/or federal government sources for some aspects of this phase of the business plan, and has initiated work under one state grant, a $1,000,000 award by the State of Ohio Third Frontier Fuel Cell Program, to support the Company’s advanced manufacturing development program.

5. Sales and marketing. The initial sales goal is to achieve firm orders for 2-4MW of fuel cell power plants on a semi-commercial basis, and contingent orders for full-scale commercial fuel cell power plants in the range of 25MW-50 MW aggregate capacity, in addition to at least one already-contracted 400 kW commercial demonstration power plant. A principal purpose of the commercial demonstration and semi-commercial power plants is to obtain a successful performance validation for the core 400 kW module and the 2MW standard commercial product. Once successful validation of the core module is obtained, we anticipate that the contingency related to commercial orders received for full-scale fuel cell power plants will be removed. To achieve sales and marketing objectives, HydroGen has initiated discussions with several large generators of by-product hydrogen who have expressed interest in acquiring fuel cell power plants, and management believes that it could conclude agreements with one or more of these entities within the next three to twelve months. HydroGen management believes that it is in a position to conclude demonstration agreements with one or more hosts for the initial 400kW commercial demonstration plants within the next three months.

Sales and marketing will take place concurrently with the previously described phases of the business plan during the development stage. Marketing the kind of disruptive product that HydroGen offers involves a multifaceted decision process which typically takes multiple contacts and a substantial customer educative endeavor to achieve firm commitments and orders.

Once HydroGen has achieved the objectives of its market entry stage, it will enter the cost reduction stage of the business plan. This stage is expected to last for approximately eight quarters, currently estimated to be through the end of 2008. Management estimates that approximately $20,000,000-35,000,000 in capital will be required to execute this phase of the business plan. The principal goals of this stage of development will be to:

1. Complete automated design and process development for accelerated manufacturing.

2. Secure strategic supply chain relationships and construct an accelerated manufacturing facility capable of producing 25MW/year of fuel cell modules by the end of 2008 while reducing module production costs through high volume manufacturing and assembly.

3. Manufacture and deliver to customers the first 10MW-20MW of commercial fuel cell power plants.

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

Demonstration grant revenue is recognized as the Company incurs reimbursable costs as set forth under the contract. All of the Company’s revenue in 2005 and 2006 is from a grant agreement with a State of Ohio government agency.

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

Financing Activities

From inception in late 2001 as a limited liability company until the completion of bridge financing (described below) in early 2005, HydroGen was financed by working capital loans provided by Fuel Cell Corporation of America (“FCA”), the predecessor owner of the HydroGen’s intellectual property assets and a significant shareholder of HydroGen. At June 30, 2005, these loans had an aggregate balance of $267,360 and were evidenced by promissory notes. Additionally, FCA provided an interest free line of credit to HydroGen of $350,000, all of which was borrowed and was also outstanding at June 30, 2005. FCA agreed that, upon repayment of the $350,000 non-interest bearing note, it would forgive the principal balance of the interest-bearing loans by $150,000. These loans, plus accrued interest, were payable upon the occurrence of certain events, but in no case later than July 31, 2005. HydroGen paid $467,360, plus accrued interest in full satisfaction of amounts owed to FCA out of the proceeds of the offerings completed in connection with the Exchange Agreement described below.

During late 2004 and early 2005, HydroGen sold in a private placement $2,000,000 of bridge units, each unit consisting of a $10,000 convertible note and .045 membership unit. The bridge notes were due on the earlier of June 30, 2005, or earlier upon the occurrence of certain events. The bridge notes were initially convertible into an additional .045 membership unit at an effective conversion price of $220,772. However, to encourage the conversion of these notes, the conversion price was lowered to $125,000 per membership unit, the same terms being offered to investors in HydroGen’s private placement completed in connection with the Exchange Agreement described below. Holders of all $2,000,000 of convertible notes elected to convert the principal amount of their notes as part of the private placement into 16.0 membership units in HydroGen, which membership units were immediately exchanged for 60,446 Preferred Shares of Chiste (defined below). HydroGen recorded a non-cash charge of $875,000 in July, 2005, related to the lowering of the conversion price of these notes.

On May 13, 2005, Chiste Corporation, a Nevada corporation (“Chiste”), entered into an Exchange Agreement (“Exchange Agreement”) with HydroGen, LLC, an Ohio limited liability company (“HydroGen”), certain members of HydroGen representing approximately 69.7% of the outstanding membership interests, and Keating Reverse Merger Fund, LLC (“KRM Fund”). The closing of the transactions contemplated by the Exchange Agreement occurred on July 7, 2005. At the closing, pursuant to the terms of the Exchange Agreement, Chiste acquired all of the outstanding membership interests of HydroGen (the “Interests”) from all the HydroGen members, and the HydroGen members contributed all of their Interests to Chiste. All the HydroGen members either executed or joined the Exchange Agreement prior to the closing, including persons investing in membership units as part of a private placement by HydroGen. The completion of the HydroGen private placement of membership units for a minimum gross proceeds of $5,000,000 and a maximum of $10,000,000 was a condition to the closing. HydroGen raised $6,536,283 in gross proceeds from the private placement, and the holders of $2,000,000 of notes converted the principal amount of their notes into membership units in the private placement. In the exchange transaction, Chiste issued to the HydroGen members, including the new investors and converting note holders, an aggregate of 742,255 shares of Series B Convertible Preferred Shares, par value $0.001 per share (“Preferred Shares”), which converted into shares of Chiste’s common stock on August 19, 2005. In addition, immediately following the closing of the exchange transaction, Chiste sold to four institutional investors 211,569 Preferred Shares for an aggregate purchase price of $7,000,000, which also converted into common stock on August 19, 2005. At the closing, HydroGen became a wholly-owned subsidiary of Chiste and continues as HydroGen’s principal operating entity.

In August 2005, the State of Ohio, Department of Development, provided HydroGen with a $1,250,000 grant, on a reimbursement basis, to fund development costs of its products. The grant is subject to certain conditions and permits reimbursement to July 31, 2007. HydroGen billed the State of Ohio, Department of Development, approximately $40,000 related to this grant in the year ended December 31, 2005.

In September 2005, Hydrogen raised an additional $600,000 in gross proceeds, before expenses, in a private placement of 134,439 shares of common stock to two institutional investors.

On March 7, 2006, the Company was notified that is was awarded $1,000,000 by the State of Ohio Third Frontier Fuel Cell Program (TFFCP) to support the Company’s advanced manufacturing development program. The Company will use the funds to optimize decisions and resource allocations for its planned advanced manufacturing facility to be located in Ohio. The facility is where the Company will mass produce its standard 400-kilowatt (kW) air-cooled PAFC modules, which serve as the building block of its core product, a 2MW power island. Initial production capacity is expected to be 25 MW per year of the company’s 400-kW modules, and is subsequently expected to be expanded to 100 MW per year capacity.

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

The warrants issued to investors and the placement agent are exercisable at $6.60 per share at any time until May 2, 2011. The common stock issued in the private offering and the common stock underlying the warrants will be registered by the Company for re-offer and re-sale by the investors. The Company is committed to file the registration statement within 45 days of closing and have it declared effective within 90 days of closing. If the common stock is not registered for resale within those time periods, the Company will pay a liquidated damages amount of one percent of the amount invested for each 30 day period (prorated) until the filing or effectiveness of the registration statement, up to a maximum of ten percent of the amount invested. There are no liquidated damages payable in respect of the shares of common stock underlying the warrants if those shares are not registered.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2006 and 2005

The following table sets forth certain of HydroGen’s operating data for the three months ended June 30, 2006 and 2005:

	June 30, 2006	June 30, 2005	Increase (Decrease)
Research & development	$818,000	$177,000	$641,000
Payroll and related costs	379,000	526,000	(147,000)
Professional fees	228,000	492,000	(264,000)
Other	375,000	146,000	229,000
Totals	$1,800,000	$1,341,000	$459,000

The increase in research and development expenses was due to the accelerated and expanded ramp-up in HydroGen’s technology recapture activities and power plant design, as well as other development activities in the second quarter of 2006. Most of these expenses relate to the hiring of engineers, technicians and consultants in the second half of 2005 and the first half of 2006 to support these efforts. Additional expenses reflect increases in orders of supplies and equipment to support technical and production work, as well as an enhancement in the Company’s employee benefits programs which is necessary to attract and retain talented technical staff.

The decrease in payroll and related costs reflect a decrease of approximately $307,000 in equity-based compensation, partially offset by an expansion of HydroGen’s administrative staff, salary increases, as well the enhancements in the Company’s employee benefit programs mentioned above. Additionally, most of HydroGen’s management team received increases in cash compensation in May 2006 that brought their cash compensation levels to market rates.

The decrease in professional fees in the second quarter of 2006 versus the second quarter of 2005 relates to a one-time non-cash charge of approximately $340,000 for the grant of equity paid to a consultant, partially offset by the legal, accounting and investor relations fees and expenses associated with becoming a public company in July 2005.

The increase in other expenses relates to several factors, including an increase of approximately $40,000 in directors’ and officers’ liability insurance, an increase of $93,000 in fees to outside members of our board of directors ($80,000 of which related to initial option grants made to these directors), and an increase of approximately $60,000 in rent expense, which was primarily related to both a significant increase in square footage leased for HydroGen’s manufacturing facility and the rent expense associated with the Company’s office space New York City, leased in December 2005.

Interest and other income increased to $266,000 in the second quarter of 2006 as compared with $4,000 in the same period in 2005 due to the significantly higher cash balances held in the 2006 period resulting from recent equity financings.

Interest and other financing charges were $85,000 for the three months ended June 30, 2006, as compared with $209,000 for the three months ended June 30, 2005. The second quarter of 2006 included $84,000 of liquidated damages paid to an investor who participated in the Company’s July 2005 financing. Because there was a period of time that the investor’s shares were not registered for resale, and in accordance with the Registration Rights Agreement that the Company executed with this investor, the Company was obligated to pay this investor 1% per month of the amount invested, or $70,000 per month (capped at 10% of the amount invested). In June 2006, the Company’s Registration Statement related to its July 2005 financing, which included this investor’s holdings, was declared effective by the Securities and Exchange Commission. Interest and other financing charges in the second quarter of 2005 includes amortization of a discount on the Company’s $2,000,000 of convertible notes of $262,000. The notes were converted into equity in July 2005.

Comparison of the Six Months Ended June 30, 2006 and 2005

The following table sets forth certain of HydroGen’s operating data for the six months ended June 30, 2006 and 2005:

	June 30, 2006	June 30, 2005	Increase (Decrease)
Research & development	$1,430,000	$372,000	$1,058,000
Payroll and related costs	676,000	769,000	(93,000)
Professional fees	490,000	577,000	(87,000)
Other	610,000	265,000	345,000
Totals	$3,206,000	$1,983,000	$1,223,000

The increase in research and development expenses was due to the accelerated and expanded ramp-up in HydroGen’s technology recapture activities and power plant design, as well as other development activities in the second quarter of 2006. Most of these expenses relate to the hiring of engineers, technicians and consultants in the second half of 2005 and the first half of 2006 to support these efforts. Additional expenses reflect increases in orders of supplies and equipment to support technical and production work, as well as an enhancement in the Company’s employee benefits programs which is necessary to attract and retain talented technical staff.

The decrease in payroll and related costs reflect a decrease of approximately $317,000 in equity-based compensation, partially offset by an expansion of HydroGen’s administrative staff, salary increases, as well the enhancements in the Company’s employee benefit programs mentioned above. Additionally, most of HydroGen’s management team received increases in cash compensation in April 2005 and May 2006 that brought their cash compensation levels to market rates.

The decrease in professional fees in the first six months of 2006 versus the same period of 2005 relates primarily to a one-time non-cash charge of approximately $340,000 for the grant of equity paid to a consultant, partially offset by the legal, accounting and investor relations fees and expenses associated with becoming a public company in July 2005.

The increase in other expenses relates to several factors, including an increase of approximately $80,000 in directors’ and officers’ liability insurance, an increase of $93,000 in fees to outside members of our board of directors ($80,000 of which related to initial option grants made to these directors), and an increase of approximately $75,000 in rent expense, which was primarily related to both a significant increase in square footage leased for HydroGen’s manufacturing facility and the rent expense associated with the Company’s office space New York City, leased in December 2005.

Interest and other income increased to $361,000 in the first six months of 2006 as compared with $10,000 in the same period in 2005 due to the significantly higher cash balances held in the 2006 period resulting from recent equity financings.

Interest and other financing charges were $85,000 for the six months ended June 30, 2006, as compared with $561,000 for the six months ended June 30, 2005. The first half of 2006 included $84,000 of liquidated damages paid to an investor who participated in the Company’s July 2005 financing. Because there was a period of time that the investor’s shares were not registered for resale, and in accordance with the Registration Rights Agreement that the Company executed with this investor, the Company was obligated to pay this investor 1% per month of the amount invested, or $70,000 per month (capped at 10% of the amount invested). In June 2006, the Company’s Registration Statement related to its July 2005 financing, which included this investor’s holdings, was declared effective by the Securities and Exchange Commission. Interest and other financing charges in the second quarter of 2005 includes amortization of a discount on the Company’s $2,000,000 of convertible notes of $491,000. The notes were converted into equity in July 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Incorporated by reference from the Form 8-K of the registrant, dated for the event consummated on May 2, 2006, is Item 3.02, which discusses the sale of an aggregate of 5,155,000 shares of Common Stock, $.001 par value (“Common Stock”), and warrants (“Warrants”) to purchase up to an aggregate of 1,288,750 shares of common stock for aggregate proceeds of $25,775,000. The total number of shares that were subject to this offering represented 40.4 percent of the issued and outstanding shares of Common Stock immediately after the offering, excluding the shares underlying warrants issued in connection with the transaction. The Common Stock and Warrants were sold under Section 4(2) of the Securities Act of 1933, as amended, on a private placement basis, to institutional and accredited investors through a placement agent. The Company paid approximately $1,660,937 in commissions and expenses. The Company issued to the placement agent a warrant to purchase up to 128,875 shares of common stock as additional compensation.

The Warrants and the warrants issued to the placement agent are exercisable at $6.60 per share at any time until May 2, 2011. The Company intends to use the proceeds of the private placement for commercial demonstration of the Company’s products, advanced manufacturing development efforts, and general working capital purposes.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The following matter was submitted to a vote of securities holders during the three months ended June 30, 2006 at the HydroGen Corp. Annual Meeting of Shareholders, which was held on July 17, 2006:

To elect five directors to serve for the ensuing year and until their successors are duly elected and qualified.

The results of the voting were as follows:

NAME OF DIRECTOR	VOTES FOR	VOTES WITHHELD

Leo Blomen	8,000,946	200
Joshua Tosteson	8,000,846	300
Brian Bailys	8,000,846	300
John J. Freeh	8,000,846	300
Howard-Yana Shapiro	8,000,846	300

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended of Leo Blomen.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended of Joshua Tosteson.

31.3	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended of Scott Schecter.

32
Certification of the Chief Executive Officer, President and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The following current report was filed during the quarter ended June 30, 2006:

On May 3, 2006, the Company filed Form 8-K disclosing that, on May 2, 2006, it sold an aggregate of 5,155,000 shares of common stock, $.001 par value, and warrants to purchase up to an aggregate of 1,288,750 shares of common stock for aggregate proceeds of $25,775,000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDROGEN CORPORATION

By: /s/ Leo Blomen
Leo Blomen
Chief Executive Officer
Date: August 14, 2006

By: /s/ Joshua Tosteson
Joshua Tosteson
President
Date: August 14, 2006

By: /s/ Scott Schecter
Scott Schecter
Principal Financial Officer
Date: August 14, 2006