Form 10QSB
period 2006-09-30
HydroGen CORP
filed 2006-11-14
CIK 1124394

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2006

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

As of November 1, 2006 there were 12,769,904 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

Consolidated Balance Sheets, September 30, 2006 (unaudited)
	and December 31, 2005	F-2

Consolidated Statements of Operations for the three and nine month periods ended September 30, 2006 and 2005 and for the period from
	inception (November 11, 2001) to September 30, 2006 (unaudited)	F-3

Consolidated Statements of Shareholders’ Equity (Deficiency) from
	Inception to September 30, 2006	F-4

Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2006 and 2005 and for the period from inception
	(November 11, 2001) to September 30, 2006 (unaudited)	F-5

	Notes to Consolidated Financial Statements (unaudited)	F-6

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 3.	Controls and Procedures	26

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

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,325,525	$2,796,324
Short-term investments	-	6,493,482
Accounts receivable	219,849	40,042
Other current assets	811,331	316,634
TOTAL CURRENT ASSETS	27,356,705	9,646,482
Property and equipment, net	2,783,192	807,372
Equipment deposits	-	224,896
Other assets	57,017	14,373
TOTAL ASSETS	$30,196,914	$10,693,123

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$559,538	$612,961
Capital lease obligations, current portion	70,481	-
TOTAL CURRENT LIABILITIES	630,019	612,961

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	138,542	-
TOTAL LIABILITIES	$768,561	$612,961

Common stock, par value $0.001, authorized 65,000,000 shares, 12,769,904 and 7,614,904 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	12,770	7,615
Series B convertible preferred stock, par $0.001, authorized 10,000,000 shares, no shares outstanding	-	-
Additional paid-in capital	42,294,228	17,970,255
Deficit accumulated during the development stage	(12,878,645)	(7,897,708)

TOTAL SHAREHOLDERS’ EQUITY	29,428,353	10,080,162

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,196,914	$10,693,123

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	FOR THE QUARTER ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,		NOVEMBER 11, 2001 (INCEPTION) THROUGH SEPTEMBER 30
	2006	2005	2006	2005	2006
Demonstration Grant Revenue	$219,847	$-	$348,301	$-	$485,003

Costs and expenses (including stock-based compensation expense of $63,461 and $0, for the quarters ended September 30, 2006 and 2005, and $ 259,744 and $513,319 for the nine month periods ended September 30, 2006 and 2005)	2,745,432	1,194,077	5,951,876	3,177,272	12,484,462

LOSS FROM OPERATIONS	(2,525,585)	(1,194,077)	(5,603,575)	(3,177,272)	(11,999,459)

Interest and other income	352,344	84,118	713,094	93,663	910,511
Interest and other financing charges	(5,698)	(2,991)	(90,456)	(564,112)	(765,886)
Charge for repricing conversion price of convertible debt	-	(875,000)	-	(875,000)	(875,000)

NET LOSS	$(2,178,939)	$(1,987,950)	$(4,980,937)	$(4,522,721)	$(12,729,834)

Weighted average common shares outstanding (basic and diluted)	12,769,904	2,910,581	10,485,087	980,855
Net loss per share (basic and diluted)	$(0.17)	$(0.68)	$(0.48)	$(4.61)

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Series B Preferred Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance, November 11, 2001 (Inception)	-	-	-	-	-	-	-
Capital contributed on November 11, 2001	-	-	377,704	$378	$476	$-	$854
Net loss	-	-	-	-	-	(5,564)	(5,564)
Balance, December 31, 2001	$-	$-	$377,704	$378	$476	$(5,564)	$(4,710)
Net loss	-	-	-	-	-	(104,354)	(104,354)
Balance, December 31, 2002	$-	$-	$377,704	$378	$476	$(109,918)	$(109,064)
Net loss	-	-	-	-	-	(163,128)	(163,128)
Balance, December 31, 2003	$-	$-	$377,704	$378	$476	$(273,046)	$(272,192)
Equity issued for compensation in January and June, at $22.81 per preferred share	-	-	28,012	28	638,802	-	638,830
Issuance of equity in connection with issuance of convertible notes from November 24 - December 20, at $16.36 per preferred share	-	-	27,850	28	455,480	-	455,508
Net loss	-	-	-	-	-	(1,734,654)	(1,734,654)
Balance, December 31, 2004	$-	$-	$433,566	$434	$1,094,758	$(2,007,700)	$(912,508)
Vesting of equity issued for compensation in January and June, 2004 at $22.81 per preferred share	-	-	21,731	22	513,319	-	513,341
Equity issued on March 8 to existing shareholders electing antidilution protection, at $23.18 per preferred share	-	-	4,862	5	112,674	-	112,679
Issuance of equity in connection with issuance of convertible notes from January 4 - February 23, at $16.82 per preferred share	-	-	6,147	6	103,397	-	103,403
Conversion of convertible notes on July 7, 2005	-	-	60,446	60	1,999,940	-	2,000,000
Repricing of convertible debt	-	-	-	-	875,000	-	875,000
Forgiveness of debt by significant shareholder on July 7, 2005	-	-	-	-	150,000	-	150,000
Chiste shareholders’ interest on July 7, 2005, post-reverse merger	375,865	376	-	-	(376)	-	-

Sale of equity securities on July 7, 2005 at $31.70 per preferred share	-	-	427,072	427	12,394,137	-	12,394,564
Conversion of preferred securities into common stock on August 29, 2005, valued at $4.46 per common share	7,071,735	7,072	(953,824)	(954)	(6,118)	-	-
Dividend - round up of odd-lot shareholders on August 29, September 14 and November 1, valued at $4.53 per share	32,865	33	-	-	148,778	(148,811)	-
Sale of common shares on September 29, 2005 for $4.463 per share	134,439	134	-	-	584,746	-	584,880
Net loss	-	-	-	-	-	(5,741,197)	(5,741,197)
Balance, December 31, 2005	7,614,904	$7,615	$-	$-	$17,970,255	$(7,897,708)	$10,080,162
Unaudited:
Net loss	-	-	-	-	-	(1,262,127)	(1,262,127)
Stock based compensation	-	-	-	-	91,039	-	91,039
Balance, March 31, 2006	7,614,904	$7,615	$-	$-	$18,061,294	$(9,159,835)	$8,909,074
Net loss	-	-	-	-	-	(1,539,871)	(1,539,871)
Stock based compensation	-	-	-	-	105,244	-	105,244
Sale of common shares on May 2, 2006 for $5.00 per share	5,155,000	5,155	-	-	24,064,229	-	24,069,384
Balance, June 30, 2006	$12,769,904	$12,770	$-	$-	$42,230,767	$(10,699,706)	$31,543,831
Net Loss	-	-	-	-	-	(2,178,939)	(2,178,939)
Stock based compensation	-	-	-	-	63,461	-	63,461
Balance, September 30, 2006	$12,769,904	$12,770	$-	$-	$42,294,228	$12,878,645	$29,428,353

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		NOVEMBER 11, 2001 (INCEPTION) THROUGH SEPTEMBER 30
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,980,937)	$(4,522,721)	$(12,729,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	150,177	3,804	165,011
Amortization of discount on convertible notes	-	491,242	558,911
Stock-based compensation	259,744	626,019	1,524,593
Financing cost recognized upon change in terms of convertible debt	-	875,000	875,000
Loss on disposal of property and equipment	35,416	-	35,416
Changes in operating assets and liabilities
Increase in accounts receivable	(179,807)	-	(219,849)
Increase in other current assets	(494,697)	-	(811,331)
Increase in other assets	(42,644)	(164,342)	(57,017)
Increase (Decrease) in accounts payable and accrued expenses	(53,423)	(47,541)	559,538
NET CASH USED IN OPERATING ACTIVITIES	$(5,306,171)	$(2,738,539)	$(10,099,562)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of short-term investments	(14,802,327)	(3,043,932)	(21,295,809)
Maturity of short-term investments	21,295,809	-	21,295,809
Purchase of property and equipment	(1,708,346)	(226,616)	(2,755,446)

NET CASH USED IN INVESTING ACTIVITIES	$4,785,136	$(3,270,548)	$(2,755,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash, net of expenses, including the exchange of member’s units and preferred stock	24,069,384	12,979,443	37,049,681
Proceeds from notes payable, related parties	-	(467,360)	150,000
Principal payments on capital lease obligations	(19,148)	-	(19,148)
Proceeds from issuance of convertible notes payable including amount allocated to equity component	-	370,000	2,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$24,050,236	$12,882,083	$39,180,533

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,529,201	6,872,996	26,325,525

CASH AND CASH EQUIVALENTS, beginning of period	2,796,324	1,230,056	-
CASH AND CASH EQUIVALENTS, end of period	$26,325,525	$8,103,052	$26,325,525

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$5,698	$116,493	$122,949
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Equipment acquired under capital lease	$228,170	$-	$228,170
Capital stock issued upon conversion of convertible notes	$-	$2,000,000	$2,000,000
Reduction in note payable to related party credited to paid in capital	$-	$150,000	$150,000
Issuance of equity in connection with issuance of convertible notes	$-	$103,403	$103,403
Dividend - roundup of odd-lot shareholders	$-	$137,911	$148,811

See accompanying notes to the condensed consolidated financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ending December 31, 2005. Operating results for the three and nine months ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The balance sheet for December 31, 2005 was derived from the audited balance sheet included in the consolidated financial statements. For further information, refer to HydroGen’s consolidated financial statements and footnotes for the year ended December 31, 2005 included in HydroGen’s Form 10-KSB.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of a sale exists, the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. For arrangements which include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserves for sales returns and allowances are estimated and provided for at the time of shipment. Demonstration grant revenue is recognized as the Company incurs reimbursable costs as set forth under the contract. The Company’s revenue in the nine months ended September 30, 2006, is from two grant agreements with State of Ohio government agencies.

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

Net Loss Per Share

Loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period. Shares to be issued upon the exercise of options and warrants aggregating 2,134,187 and 342,345, respectively, as of September 30, 2006 and 2005 are not included in the computation of loss per share as their effect is antidilutive. Prior to August 19, 2005, the Company had no common shares outstanding.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

Pro forma weighted average shares for the three and nine months ended September 30, 2005 assume that all equity outstanding and/or issued during those periods that were subsequently converted into common shares on August 29, 2005, were common share equivalents at the original date of issuance.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s 2005 Performance Equity Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Share-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. HydroGen adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

three and nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

The following table illustrates the effect on net loss for the three and nine months ended September 30, 2005 as if we had applied the fair value method to our stock-based compensation (there were no common shares outstanding at September 30, 2005):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(1,987,950)	$(4,522,721)

Less: Pro forma stock compensation expense, net of tax benefit	(21,992)	(104,737)

Pro forma net loss	$(2,009,942)	$(4,627,458)

Net loss per share, basic and diluted, as reported	$(0.68)	$(4.61)

Pro forma stock compensation expense	(0.01)	(0.11)

Pro forma	$(0.69)	$(4.72)

As a result of adopting SFAS 123R, the Company recorded pretax compensation expense of $63,461 and $259,744 for the three and nine month periods ended September 30, 2006, respectively. Stock-based compensation is included in each expense category that includes salary expense. The Company has recorded a full valuation allowance on the deferred tax asset related to stock-based compensation and therefore, no tax benefit is recognized for the three and nine month periods ended September 30, 2006.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

In September 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our consolidated financial condition or results of operations.

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

The warrants issued to investors and the placement agent are exercisable at $6.60 per share at any time until May 2, 2011. On July 19, 2006, a registration statement that the Company filed covering the re-offer and re-sale of the common stock issued in the private offering and the Common Stock underlying the warrants was declared effective by the Securities and Exchange Commission. The Company was committed to file the registration statement within 45 days of closing and have it declared effective within 90 days of closing, or otherwise be subject to liquidated damages, not to exceed 10% of the subscription amount for the shares. Liquidated damages related to this private placement of securities were therefore not incurred by the Company. There was no requirement to pay liquidated damages in respect of the shares of common stock underlying the warrants if those shares were not registered. In connection with the liquidated damages provision of the registration rights agreement, HydroGen evaluated the classification of the equity subject to liquidated damages under Emerging Issues Task Force Topic D-98. It concluded that the equity should be classified as permanent equity because the damages were capped at 10% of the value of the common shares sold which is no more than a reasonable estimate of the difference in the fair values between registered shares and unregistered shares.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 3 - Private Placement of Equity Securities -Continued

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Company’s common shares have only traded publicly since July, 2005, expected volatility for the three months ended September 30, 2006 is estimated based on an arithmetic average of the volatility of 5 publicly-traded companies that operate in HydroGen’s space or sell into similar markets. As the Company was not a publicly traded company before July 7, 2005, 0% volatility was used in accordance with SFAS 123 for options issued to employees prior to becoming a public company. We have no history by which to estimate the expected term of the options, but used an estimate for grants of “plain vanilla” stock options based on a formula proscribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. Because HydroGen’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 4 - Share-Based Compensation - Continued

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expected life (in years)	3.5	5.0	3.5-5.0	5.0
Risk-free interest rate	5.04%	3.77%	4.68%-5.04%	3.77%
Volatility	66.0%	0.0%	66.0%-74.0%	0.0%
Dividend yield	--	--	--	--

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2006:

	Number of Options	Weighted Average Option Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	420,880	$4.48
Granted	311,682	$5.34
Exercised	--	--
Forfeited/Cancelled	(16,000)	$5.16
Outstanding at September 30, 2006	716,562	$4.84	$226,728
Exercisable at September 30, 2006	279,676	$4.53	$157,991
Vested and expected to vest at September 30, 2006	554,099	$4.72	$214,650

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 4 - Share-Based Compensation - Continued

A summary of the status of the Company’s non-vested stock options as of September 30, 2006, and of changes during the 9 months ended September 30, 2006, is presented below:

	Number of Options	Weighted Average Option Price
Non-vested at December 31, 2005	242,645	$4.56
Granted	311,682	5.34
Vested	(101,441)	4.53
Forfeited/Cancelled	(16,000)	5.16
Outstanding at September 30, 2006	436,886	$5.04

As of September 30, 2006, there was $579,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a remaining weighted average life of 2.46 years.

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $3.18 and $0.75, respectively.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.34	342,345	8.38	$4.34	238,574	$4.34
$5.10	68,535	9.21	5.10	16,535	5.10
$5.15	87,247	4.79	5.15	-	5.15
$5.25	165,200	5.80	5.25	-	-
$5.56	16,535	4.50	5.56	2,067	5.56
$6.05	22,500	4.63	6.05	22,500	6.05
$6.20	14,200	4.63	6.20	-	6.20
	716,562	7.12	$4.84	279,676	$4.53

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 5 - Grants from the State of Ohio

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

The Company has submitted requests for payment under this grant totaling approximately $371,000, $151,000 of which was paid through September 30, 2006.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 5 - Grants from the State of Ohio - Continued

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

All disbursements from the Grant are on a reimbursement basis, after documentation has been provided evidencing the expenses were incurred in furtherance of the Grant.  The period for which Grant activities shall take place runs from April 10, 2006 until April 10, 2008; however, the term of the Grant Agreement, including reimbursement period, runs until April 10, 2009. At the close of the Grant term, the Company will own all equipment valued over $5,000 purchased with Grant money.

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

Work under the Grant commenced in late June of 2006. The Company has submitted requests for payment under this grant totaling approximately $17,000, none of which has been paid through September 30, 2006.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

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

General

HydroGen is in the development stage and is expected to remain so for at least the next several quarters. HydroGen’s business plan calls for it to design, manufacture and sell 6 MW-30 MW turn-key power plants, based on a standardized 2 megawatt (“MW”) power island, each consisting of five of HydroGen’s 400 kilowatt (“kW”) modules with Phosphoric Acid Fuel Cells (“PAFC’ s”). Additionally, HydroGen plans to attempt to generate recurring revenues from the sale of operations and maintenance services, and ongoing lease revenues for the 400kW modules, which must be replaced after approximately 40,000 hours of operation (targeted lifetime at maturity of technology).

HydroGen expects to enter the market at a cost of approximately $3,000/kW installed for a first article multi-MW plant of approximately 4 MW-8 MW. Tax credits and other incentives could significantly reduce initial end-user costs; however, most incentives have sunsets over the next five years. Management expects its production costs in the future will fall below $1,000/kW for a complete system (fuel cell modules and balance of plant) once its PAFC modules are produced in an advanced manufacturing facility with a capacity of 25 MW per annum or greater. These costs compare favorably with its manufacturing competition of water cooled PAFC’s, molten carbonate fuel cells, and solid oxide fuel cells, and with conventional power generation technologies in this size class.

Plan of Operation

HydroGen’s business plan is divided into three stages: market entry, cost reduction, and growth. Management anticipates that the market entry stage will last approximately through 2007. During this period, HydroGen is focusing its efforts on the following activities:

1. Ramp up fuel cell manufacturing operations to achieve 2 MW per year single-shift production capacity. HydroGen has invested most of the intended approximately $1,500,000-$2,000,000 to ramp up its manufacturing facilities to achieve initial pilot production capacity of 2 MW (five 400 kW modules) per annum on single shift, or 4 or more MW per year on multiple shift basis, and to recapture the performance and operation of the original Westinghouse design of the module. These funds have been and are being used to acquire certain additional production equipment, to implement certain facilities upgrades and to prepare and train a new team of production staff in the fuel cell production processes. Considerable progress has been made in this area over the last quarter, and most production lines are in operation.

2. Manufacture 400 kW modules. HydroGen has started production of up to three new 400 kW air-cooled phosphoric acid fuel cell modules in our manufacturing facilities for use during the market entry phase. The modules will be tested at our facilities, and then delivered to customer demonstration sites in the field. Management has allocated $2,000,000 to $3,500,000 to the manufacturing activities and is manufacturing the components for the first new module.

3. Product and technology testing and validation. HydroGen is nearing completion or making substantial progress in the process of constructing test facilities that we will operate at our manufacturing facilities. Management has allocated and spent most of the intended $1,500,000 to $2,000,000 to the product and technology testing and validation activities. The test facilities under construction and/or finalized include:

(a) 400 kW module test facility, to perform factory acceptance testing of completed modules prior to field delivery.

(b) 10-cell stack test facility, to perform qualification testing, support material changes and development, and to validate operating parameters prior to incorporating such changes into the full 400 kW module.

(c) 2”x2” small scale test facility, to test new electrode materials prior to selection for 10-cell stack testing and validation.

4. Finish 2 MW power plant design and initiate advanced manufacturing development. HydroGen is in the process of completing the design, component selection, and full costing of the standard 2 MW power plant product, and has initiated development activities necessary to achieve targeted fuel cell production capacity of 25 MW/year scheduled for 2008 and 100 MW/year scheduled for 2009 under the current business plan. The advanced manufacturing development program consists of a staged series of projects to implement design and material changes to the technology, develop and implement automated manufacturing processes, and collaborate with outsource suppliers of key components of the fuel cells. The Company has initiated collaborative relationships with certain outsourced suppliers of key components of the fuel cells, and is evaluating additional collaboration opportunities with a variety of entities.

HydroGen will also seek additional financing in the form of grants from state and/or federal government sources for some aspects of this phase of the business plan, and is currently performing work under a state grant, a $1,000,000 award by the State of Ohio Third Frontier Fuel Cell Program, to support the Company’s advanced manufacturing development program.

5. Sales and marketing. The initial sales goal is to achieve firm orders for 2-4 MW of fuel cell power plants on a semi-commercial basis, and contingent orders for full-scale commercial fuel cell power plants in the range of 25 MW-50 MW aggregate capacities, in addition to at least one already-contracted 400 kW commercial demonstration power plant. A principal purpose of the commercial demonstration and semi-commercial power plants is to obtain a successful performance validation for the core 400 kW module and the 2 MW standard commercial product. Once successful validation of the core module is obtained, we anticipate that the contingency related to commercial orders received for full-scale fuel cell power plants will be removed. To achieve sales and marketing objectives, HydroGen has initiated discussions with several large generators of by-product hydrogen who have expressed interest in acquiring fuel cell power plants, and management believes that it could conclude agreements with one or more of these entities within the next three to twelve months. On October 17, 2006, HydroGen announced that it had signed an agreement with ASHTA Chemicals to install and operate a 400kW fuel cell demonstration power plant at ASHTA’s chlor-alkali manufacturing plant in Ashtabula, OH. This effort is being supported by a $1,250,000 award from the State of Ohio Department of Development, and the Company expects to install the fuel cell module in the first half of 2007.

Sales and marketing are taking place concurrently with the previously described phases of the business plan during this development stage. Marketing the kind of disruptive product that HydroGen offers involves a multifaceted decision process which typically takes multiple contacts and a substantial customer educative endeavor to achieve firm commitments and orders. For this purpose, HydroGen has strengthened its sales team and contracted a recently retired executive from the chemical industry to act as sales advisor and advisory board member.

Once HydroGen has achieved the objectives of its market entry stage, it will enter the cost reduction stage of the business plan. This stage is expected to last for approximately eight quarters, currently estimated to be through the end of 2008. Management estimates that approximately $20,000,000-35,000,000 in capital will be required to execute this phase of the business plan. The principal goals of this stage of development will be to:

1. Complete automated design and process development for advanced manufacturing.

2. Secure strategic supply chain relationships and construct an advanced manufacturing facility capable of producing 25 MW/year of fuel cell modules by the end of 2008 while reducing module production costs through high volume manufacturing and assembly.

3. Manufacture and deliver to customers up to 10 MW of commercial fuel cell power plants.

4. Achieve positive net cash flow from operations by the end of 2008.

After successful completion of the objectives of the cost reduction phase of the business plan, HydroGen plans to expand the automated production facility to 100 MW/year capacity or greater, launch a worldwide sales and marketing effort, expand production capacity further by investing in a European or Asian manufacturing facility, and further driving down costs through maturation of our outsourcing activities.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. HydroGen adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

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

Financing Activities

From inception in late 2001 as a limited liability company until the completion of bridge financing (described below) in early 2005, HydroGen was financed by working capital loans provided by Fuel Cell Corporation of America (“FCA”), the predecessor owner of the HydroGen’s intellectual property assets and a significant shareholder of HydroGen. At June 30, 2005, these loans had an aggregate balance of $267,360 and were evidenced by promissory notes. Additionally, FCA provided an interest free line of credit to HydroGen of $350,000, all of which was borrowed and was also outstanding at September 30, 2005. FCA agreed that, upon repayment of the $350,000 non-interest bearing note, it would forgive the principal balance of the interest-bearing loans by $150,000. These loans, plus accrued interest, were payable upon the occurrence of certain events, but in no case later than July 31, 2005. HydroGen paid $467,360, plus accrued interest in full satisfaction of amounts owed to FCA out of the proceeds of the offerings completed in connection with the Exchange Agreement described below.

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

HydroGen is using its working capital to ramp up its manufacturing facility, manufacture 400kW modules, test and validate HydroGen’s product and technology, complete power plant design work, commence development work for an advanced manufacturing facility and for other general corporate purposes. Management estimates that its working capital will last through the conclusion of calendar year 2007.

Results of Operations

Comparison of the Three Months Ended September 30, 2006 and 2005

The following table sets forth certain of HydroGen’s operating data for the three months ended September 30, 2006 and 2005:

	September 30, 2006	September 30, 2005	Increase (Decrease)
Research & development	$1,517,000	$354,000	$1,163,000
Payroll and related costs	768,000	188,000	580,000
Professional fees	221,000	429,000	(208,000)
Other	239,000	223,000	16,000
Totals	$2,745,000	$1,194,000	$1,551,000

The increase in research and development expenses was due to the accelerated and expanded ramp-up in HydroGen’s technology recapture activities and power plant design, as well as other development activities in the third quarter of 2006. Most of these expenses relate to the hiring of engineers, technicians and consultants to support these efforts. Additional expenses reflect increases in orders of supplies and equipment to support technical and production work, as well as an enhancement in the Company’s employee benefits programs which is necessary to attract and retain talented technical staff.

The increase in payroll and related costs reflect the hiring of production and administration employees, as well as an enhancement in the Company’s employee benefit programs which is necessary to attract and retain talented staff.

The decrease in professional fees relate to legal fees of approximately $150,000 incurred to establish corporate employment policies and procedures and to establish hiring practices that were performed during the third quarter of 2005. Accounting fees also contributed to the decrease as the Company hired a Controller and significantly reduced work performed by an outsourced provider.

Interest and other income increased to $352,000 in the third quarter of 2006 as compared with $84,000 in the same period in 2005 due to the significantly higher cash balances held in the 2006 period resulting from recent equity financings.

Comparison of the Nine Months Ended September 30, 2006 and 2005

The following table sets forth certain of HydroGen’s operating data for the nine months ended September 30, 2006 and 2005:

	September 30, 2006	September 30, 2005	Increase (Decrease)
Research & development	$2,951,000	$689,000	$2,262,000
Payroll and related costs	1,441,000	1,340,000	101,000
Professional fees	712,000	616,000	96,000
Other	848,000	532,000	316,000
Totals	$5,952,000	$3,177,000	$2,775,000

The increase in research and development expenses was due to the accelerated and expanded ramp-up in HydroGen’s technology recapture activities and power plant design, as well as other development activities in the third quarter of 2006. Most of these expenses relate to the hiring of engineers, technicians and consultants in the second half of 2005 and the first half of 2006 to support these efforts. Additional expenses reflect increases in orders of supplies and equipment to support technical and production work, as well as an enhancement in the Company’s employee benefits programs which is necessary to attract and retain talented technical staff.

Increases in payroll and related costs, which relate to increases in head count, were largely offset by a significant decrease in equity-based compensation during the nine months ended September 30, 2006.

The increase in professional fees was due to the legal accounting and investor relations fees and expenses associated with becoming a public company in July 2005, partially offset by a one-time non-cash charge of $340,000 for the grant equity paid to a consultant.

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

Interest and other income increased to $713,000 in the first nine months of 2006 as compared with $94,000 in the same period in 2005 due to the significantly higher cash balances held in the 2006 period resulting from recent equity financings.

Interest and other financing charges were $90,000 for the nine months ended September 30, 2006, as compared with $564,000 for the nine months ended September 30, 2005. The first half of 2006 included $84,000 of liquidated damages paid to an investor who participated in the Company’s July 2005 financing. Interest and other financing charges in the second quarter of 2005 includes amortization of a discount on the Company’s $2,000,000 of convertible notes of $491,000. The notes were converted into equity in July 2005.

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

During the third quarter of 2006, an accounting software system integration effort was performed. This effort involved the transfer of historical accounting data from the previously used accounting software system to the current accounting software system. This effort also involved changes in procedures as required by the new accounting software system. As of September 30, 2006, the integration has been completed.

Also during the third quarter of 2006, the Company has hired a Controller to assist with accounting, finance, and regulatory compliance activities.

There were no additional changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

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

There were no reports filed on Form 8-K during the quarter ended September 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDROGEN CORPORATION

By:	/s/ Leo Blomen
Leo Blomen
Chief Executive Officer
Date: November 14, 2006

By:	/s/ Joshua Tosteson
Joshua Tosteson
President
Date: November 14, 2006

By:	/s/ Scott Schecter
Scott Schecter
Principal Financial Officer
Date: November 14, 2006