Form 10KSB
period 2006-12-31
HydroGen CORP
filed 2007-03-15
CIK 1124394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ______________
Commission File Number 000-32065

HYDROGEN CORPORATION
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

Issuer’s revenues for the fiscal year ended December 31, 2006 were $610,721.

As of March 8, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $54,465,000.

As of March 8, 2007, there were 12,769,904 shares of Common Stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HydroGen Corporation

Annual Report on Form 10-KSB
Year Ended December 31, 2006

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

HydroGen designs, manufactures, markets and distributes fuel cell modules and energy systems (power plants) using phosphoric acid fuel cells. HydroGen owns certain technology, proprietary rights, and manufacturing assets for the production of 400 kW, air-cooled phosphoric acid fuel cell modules.

Market Opportunity for Fuel Cells

HydroGen believes it is uniquely positioned to become a competitive player in the growing distributed generation market for electricity and in the movement towards clean, hydrogen-based power generation.

Demand for electricity in the U.S. continues to grow steadily. According to McKinsey & Co. data, summer peak consumption increased by 96,000 megawatts (MW) from 1994-1999, while new generating capacity increased only 15,000 MW. The Energy Information Administration (EIA) reports that electricity demand (kilowatt-hours consumed) was more than 28% higher in 2000 than it was in 1990. The EIA estimates that by 2020, 393,000 MW of generation capacity will be needed to meet growing demand and to offset retirements of plants currently on line. We believe that this indicates a required increase of 50.5% in total generating capacity over the next 20 years.

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

The Department of Energy estimates that by 2010, 20% of new generating capacity will come in the form of distributed generation. The DOE also estimates that by 2020, 23% of industrial electric demand will be met by distributed generation. The industrial distributed generation market is already sizable and experiencing growth. Worldwide orders for combustion turbines for base load applications in the 2-30 MW class totaled approximately 3,500 MW from June 2004-May 2005, up 136% from June 2001-May 2002. Of particular note is the growth seen over this period in the 7.5-10MW range (700%), and in the 20-30 MW range (1320%). (Source: 2003, 2004, 2005 Engine Order Survey, Diesel and Gas Worldwide). These are data for combustion turbines for the baseload stationary applications that HydroGen targets, not standby or peaking units. These data also held or were surpassed in 2006; according to the 2006 worldwide Diesel & Gas source, the number of gas turbines in the 2-40 MW range has grown by 15% in the period mid-2005 - mid-2006.

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

Type of Fuel Cell	Some Companies Offering:	Remark
PAFC	UTC, Fuji, HYDG	More than 350 systems delivered
AFC	UTC	Selected applications only
PEM/SPFC	Plug Power, Ballard	Initially stationary applications, leading to transportation applications
MCFC	FCEL	Complicated systems have long learning curve
SOFC [tubular]	Siemens-Westinghouse	250 kW system successfully tested
SOFC [planar]	SECA partners	Small [<10 kW] systems may go fast

*	First 6
**	First 25 MW (projected)

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

In contrast to the anticipated emergence of MCFC and SOFC systems in the coming decade, PAFC systems are commercially available today. MCFC and SOFC pre-commercial demonstration units continue to be deployed, but management believes that the installed overall cost of these fuel cell systems is currently in the range of $4,000 - $10,000/kW or above. Over 300 PAFC systems have been delivered since the mid-1990s. While the commercial availability and impressive performance of these PAFC systems has validated the technology, the current installed cost of more than $4,000/kW prohibits full commercialization of fuel cell technology for stationary applications. HydroGen believes that it will be able to produce its fuel cell systems at prices considerably lower than these competitors, enabling fuel cells to enter the market as a commercially viable product.

HydroGen Market Opportunities

HydroGen plans to initially target the existing hydrogen infrastructure of the United States and other industrialized countries for market entry and early growth, in applications where no hydrogen plant is required. Such applications include chemical production facilities where hydrogen is produced as a byproduct, for example in the chlor-alkali industry. In the United States, this industry produces approximately 10 million tons of chlorine annually and demands 2,500 MW of generating capacity. The electrolysis of brine generates equal amounts of chlorine and hydrogen on a mole-to-mole or volumetric basis, providing sufficient hydrogen to generate approximately 20% of the base load requirements of a typical plant. HydroGen’s PAFC plants will operate at a projected net electrical efficiency of approximately 43% running on high-purity hydrogen. If our PAFC plants were able to capture 10% of this market (250 MW) at a sales price of $1,500/kW, our revenues from this one market in the United States alone would amount to approximately $375 million.

As we enter the market through the “hydrogen available” segment, HydroGen also expects to target the distributed generation market for utilities and commercial/industrial facilities in the 6-30 MW market class, where annual demand is greater than 2000 MW. To the extent that HydroGen gains market penetration and achieves high-volume production, it will then target larger-scale applications up to 50 MW, with an addressable market size of 10,000 MW annually.

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

Transmission and distribution networks are often old, less reliable, and in many places of insufficient capacity. New industrial, commercial and residential areas, where more power is needed than was originally planned, turn out to be bottlenecks in the grid. New permissions to extend the above-ground networks take time, if they are at all granted, and subsurface lines cost about 10 times more per mile than the above-ground lines. As more and more people in the world move to urban areas, this described problem will further increase over time. Distributed generation, with power-stabilizing fuel cells, can strengthen the existing grid, and avoid extension of the transmission and distribution networks. This can provide significant advantages that can be monetized by local utility companies.

Utilities can benefit from having a high percentage of distributed generation in the ‘mix’ of their power production and purchase, with flexible contracts with industrial and larger commercial customers, allowing the utilities to reduce the dependence on purchasing high- priced power from the power exchange during peak periods. As an example, utilities in Western Europe have remote control on the distributed generation systems, located at the customers’ premises, but can choose (within contractually agreed upon periods) when part of the power produced is fed back into the grid, and when the power is actually used at the location. To do this properly requires a carefully balanced mix of distributed generation joint ventures or cooperation contracts, spread over several target groups. As an example, some utilities in the Netherlands operate a mix of larger combined cycle and gas turbine plants in chemical plants, paper factories, and larger series of smaller co-generators in greenhouses, providing them with cheap distributed generation power when they otherwise would need expensive peak purchases. This effect on ‘leveling the utility’s load curve’ is important for system reliability. In fact, in certain European countries these advantages have led to decentralized power generation to contribute over 25% of the total generating ‘power plant mix’. Increasingly, electricity markets in the United States are beginning to provide monetary incentives to capture these benefits of distributed generation.

Regulatory and other incentives

An increasing array of Federal and state incentives offer further opportunities for customers to benefit from HydroGen fuel cell systems. At the Federal level, the Business Energy Tax Credit provides a tax credit equal to 30% of the purchase cost of a fuel cell system to a corporate customer. Also, under the Modified Accelerated Cost Recovery System, fuel cells are classified as 5-year property for depreciation purposes. Additionally, in 2006 the Department of Energy initiated a Loan Guarantee Program, under which the Federal government has committed to serve as guarantor for up to $4 billion to encourage early commercial use in the United States of new or significantly improved technologies in energy projects, including hydrogen-related energy projects. Together, these existing incentives significantly reduce the cost and risk associated with early adoption of the HydroGen product.

Additionally, numerous states are initiating or increasing commitments to renewable or “alternative” energy portfolio standards and related mandates, and providing significant incentives to reduce the cost of such technologies to early adopters. One major example is the state of California, which currently offers a direct purchase incentive of $4,500/kW for fuel cells running on renewable fuel and $2,500/kW for all fuel cells, through the Self-Generation Incentive Program. In the state of Connecticut, fuel cells qualify as a “renwewable” technology under the state’s renewable portfolio standard. In the state of Pennsylvania, fuel cells qualify as a Tier 1 alternative energy technology as part of the state’s alternative energy portfolio standard. This discussion is not intended as a comprehensive review of all available incentives, but a general presentation of some such incentives to illustrate their widespread and increasing nature, and potential importance in spurring early adoption.

Developmental Background of the HydroGen Owned Technology

The fuel cell technology that HydroGen owns and has rights to use was originally developed by the Advanced Energy Systems division of Westinghouse Electric Corporation under a Department of Energy sponsored research and development program during the 1980s and early 1990s. During this time Westinghouse had two fuel cell research and development programs, one focused on solid oxide fuel cells (SOFC) and one on the phosphoric acid fuel cell (PAFC) modules. While both the SOFC and PAFC programs obtained extensive Federal funding, in 1993 the PAFC program was determined to be commercial-ready, and its DOE funding stream was discontinued. At that point in time, Westinghouse had developed the module designs and manufacturing plans, and it had constructed a manufacturing facility and working prototype module. We believe more than $150 million was invested by Westinghouse to develop air-cooled PAFC related technology.

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

HydroGen Fuel Cell Technology

Management believes that phosphoric acid fuel cell technology is the most logical, well demonstrated fuel cell for commercial, large scale stationary applications of greater than 100 kW. This position is supported by the fact that management believes United Technologies Corporation and Fuji Electric have delivered over 300 units using this type of fuel cell to the field, serving the commercial cogeneration market segment of 100-1,000 kW with packaged power plants. These delivered plants have demonstrated the reliability and performance of stationary fuel cells, and established PAFC as the leading stationary fuel cell type with respect to performance and longevity.

HydroGen’s technology is an air-cooled PAFC module. This cooling methodology is different from that currently deployed in the marketplace, which uses a boiling water-cooled fuel cell. We believe air-cooling the PAFC offers a number of advantages over competitors’ water-cooled systems. Air-cooled stacks are simpler to build and operate than those cooled by water, because they require only air to be channeled to the graphite plates to take away the waste heat generated with the electric power production. This reduces the number of steps in the manufacturing of the fuel cell stacks. Additionally, water-cooled stacks have experienced corrosion problems with the high surface area-to volume ratio of the cooling tubes interlaced within the graphite plates that carry the water for heat rejection. HydroGen’s air-cooled PAFC stacks avoid these problems.

HydroGen’s core technology is the 400 kW fuel cell module which is comprised of 4*100 kW stacks within one pressure vessel. The fuel cell stack technology and configuration have been indicated as successfully tested by Westinghouse in over 125,000 hours of stack testing of different capacities, and over 2,000,000 hours of smaller scale cell testing. It is anticipated that the technology will be able to reach a lifetime of 40,000 hours in the application of HydroGen’s first 4-6 MW of modules.

Expected initial product attributes and performance of HydroGen’s 400 kW fuel cell technology are summarized below:

• Capacity:	400 kW net output

• Efficiency:	40% (complete system with hydrogen plant) - 43% (H2-available). Higher efficiencies are expected in later generations of the technology.

• Fuels:	Clean H2 (H2 plant or byproduct), Steam-reformed natural gas

• Cogeneration:	Up to 70psia steam @ 360°F (fuel cells); much higher pressure steam if a hydrogen plant is used to generate the hydrogen (i.e., at a site where H2 is not available)

• Net water:	Up to 800 gal/hour for a 10 MW system: this water is potable and needs only minor purification

HydroGen PAFC Fuel Cell Systems Approach

The systems approach of HydroGen in its PAFC technology and systems is unique in two respects: air-cooled stack design and “unbundled” fuel processing. Additionally, the targeted size range of HydroGen’s multi-megawatt power plants introduces the benefit of economy of scale. We anticipate these characteristics will enable HydroGen to produce and deliver fuel cell systems less expensively than our customers and these systems will have commercially acceptable reliability ratings. Future systems may include integrated plant designs, but only after we have achieved desired system reliability and cost targets.

As indicated before, we believe the air-cooled design of HydroGen’s PAFC modules makes them considerably simpler and cheaper to manufacture versus comparable liquid-cooled stacks. As summarized above, air-cooled stacks are inherently a simpler technology than those cooled by water, as they only require air to be channeled to the graphite plates. This reduces the number of steps in the manufacturing of the fuel cell stacks. Additionally, corrosion and water discharge/clean-up problems are negated, lengthening the useful life of the fuel cell stacks and reducing operating costs. HydroGen fuel cell systems can also be sited in remote arid areas since they do not require the use of water for waste heat rejection. The fuel cells in fact produce water as a byproduct. These air-cooled, water-generating features may help drive further adoption of HydroGen’s PAFC plants as regional water scarcity issues become more prevalent globally.

We also take advantage of the fact that the 400 kW modules do not include an on-board fuel processing system (hydrogen plant). We build complete PAFC power plants in the 6-30 MW range based presently on a standard building block of a 2 MW ‘power island’ (each of which consists of five (5) 400 kW modules) that is unbundled from the hydrogen source. The power islands will combine the HydroGen air-cooled PAFC module technology and standardized state-of-the-art balance of plant equipment with a minimum number of custom-made components. HydroGen’s business model focuses initially on applications where there is existing hydrogen infrastructure - for example by-product hydrogen from industrial activity associated with the production of chlorine, industrial gases, and ammonia - to supply hydrogen to our PAFC power plants. In such applications capital and fuel costs are reduced, as little or no fuel processing is required.

In utility and cogeneration applications where hydrogen is not available, we intend to install a standard, hydrogen plant sized for the application. Hydrogen plants are a mature and robust technology in multi-megawatt equivalent sizes, used for decades in petroleum refining, chemicals and food industries, with several suppliers, proven reliability and low cost. We believe using the HydroGen ‘unbundled’ approach will achieve lower system costs by deploying fuel cell systems using standard hydrogen technology and existing hydrogen infrastructure. The approach is in contrast to other manufacturers of low and intermediate temperature fuel cells, which typically target smaller applications of 100-1,000 kW with packaged power plants. The cost structure of these technologies suffers from significant diseconomies of scale and from the complex learning curve of integrating the hydrogen plants with the fuel cell stacks.

HydroGen Manufacturing Facilities

HydroGen currently occupies a facility in Versailles, PA (near Pittsburgh), and operates it as a pilot manufacturing plant. HydroGen currently occupies approximately 34,500 square feet of space in the manufacturing plant. The current facility includes production equipment for the electrodes, graphite plates, stacks, and various non-repeating components of the fuel cells and fuel cell stacks, assembly areas, and testing facilities. Our manufacturing facility is currently operational at 2 MW/year capacity on single-shift production, or 4 MW/year capacity on double-shift production. In the future, management intends to expand the production capacity incrementally to a 4-5 MW/year (single shift) or 8-10 MW/year (double-shift). We believe this expansion will require a minimal amount of additional capital investment.

The long-term business plan for HydroGen is to expand production by deploying an advanced manufacturing plant capable initially of producing 25 MW (62 modules) per year, and later 100 MW (250 modules) per year. HydroGen has preliminary plans and designs, which will be modified and modernized under a development program that is part of the scope of work associated with the current business plan. This work has been initiated in our Cleveland, Ohio corporate headquarters and advanced manufacturing development facility, located at the Wright Fuel Cell Group facility on the Case Western Reserve University campus, under partial support of a $1 million contract award through the state of Ohio’s Third Frontier Fuel Cell Program.

HydroGen Manufacturing Activities

HydroGen engages in two distinct types of manufacturing activities: the manufacturing of PAFC modules, and the contracting and construction of fuel cell power plants. These will be two entirely different processes with respect to logistics, value-chain analysis, and balance between in-house activities and outsourcing/subcontracting. The organization of the Company must be able to handle both processes in parallel and simultaneously.

HydroGen’s core operational activity is the manufacturing of 400 kW PAFC modules from raw materials at its Versailles, Pennsylvania manufacturing facility. Each important manufacturing step is done in-house, and gradual changes over time will be limited to production automation steps and those steps that support cost reduction and performance improvement objectives. With manufacturing and quality analysis and quality control procedures, the production process provides a certain yield of PAFC cells, stacks and modules, which after testing can be transported as ready-to-install modules into the field sites.

Over time, we expect to subcontract and outsource fuel cell stack components with experienced supply-chain partners once we have developed the manufacturing process and our in-house “know-how” is robust. In addition, we must find partners or subcontractors who are able to simultaneously perform to the level of manufacturing expertise and cost efficiency we expect.

HydroGen Engineering Contracting Activities

When the PAFC modules arrive in the field, they have to be incorporated with the balance-of-plant equipment (including a complete hydrogen plant in applications without available hydrogen) to construct and operate the fuel cell power plant at the customer’s site. These tasks require a management approach similar to that in the chemical and power plant contracting businesses. A main contractor will assume, under direct management of HydroGen staff (mainly under a lump-sum-turnkey contract), the ultimate responsibility for building the fuel cell power plant, and installing, testing and commissioning the complete plant at the customer site. This process requires project and contract management by HydroGen, and requires special staff and high quality procurement and project managers. The risks of this approach are different from the manufacturing risks, since here most of the actual work will be performed by third parties under contract.

HydroGen has in its executive and technology management team individuals who are experienced in both manufacturing and engineering contracting processes and they have demonstrated organizational capabilities in these critical areas as well.

HydroGen Marketing

HydroGen’s business model calls for it to sell 6-30 MW turn-key power plants, based on a parallel number of standardized 2 MW power islands, each consisting of five of HydroGen’s 400 kW modules. Additionally, HydroGen plans to attempt to generate recurring revenues from the sale of operations and maintenance services, plus ongoing lease revenues for the 400 kW modules, which must be replaced after approximately 40,000 hours of generation.

HydroGen is engaged in marketing efforts early in the implementation of the business plan because its products represent a disruptive technology. Because of the nature of its product, the decision process of a customer is expected to require substantial educative efforts and a multi-tiered decision process within the management organization of a customer. HydroGen will use its own personnel for the early phases of its marketing program and has appropriate staff currently in place, including former senior employees from industry segments HydroGen is targeting for early commercial adoption. HydroGen is in discussions with several generators of by-product hydrogen to become potential users of its fuel cell power plants.

On October 17, 2006, HydroGen announced that it had signed an agreement with ASHTA Chemicals to install and operate a 400 kW fuel cell demonstration power plant at ASHTA’s chlor-alkali manufacturing plant in Ashtabula, Ohio. This plant is currently under construction. HydroGen also is in discussions with other companies about the potential adoption of multi-megawatt systems at their plants.

Intellectual Property

HydroGen owns certain rights and manufacturing assets for the 400 kW, air-cooled PAFC technology developed in the 1980s and early 1990s by Westinghouse. As part of the DOE-Westinghouse program, Westinghouse obtained a revocable, non-exclusive license to use all technology developed pursuant to the DOE sponsored program. In addition, Westinghouse undertook its own development of module designs and manufacturing plans, and constructed a manufacturing facility and working prototype module. During this manufacturing and prototype program, Westinghouse privately developed recipes, processes and plans for designing and manufacturing phosphoric acid fuel cells. That intellectual property, maintained by Westinghouse as trade secrets, has been transferred to HydroGen along with all of Westinghouse’s rights to the technology developed under the DOE research and development program, and has since been maintained as closely held trade secrets. HydroGen also employs some of the former Westinghouse engineers who developed the technology, and is in the process of transferring their knowledge base to a new team of engineers.

Most of HydroGen’s core intellectual property has been maintained as trade secrets, which are kept in the form of drawings, recipes, process descriptions and other writings in its files. Westinghouse, who originally developed the technology and made the decision to maintain the core technology in the form of trade secrets, subsequently transferred all of its intellectual property related to the PAFC program, including trade secrets, to Environmental Energy Services, Inc (EESI), the predecessor company to Fuel Cell Corporation of America (FCA), on or about March 31, 1993 pursuant to a general assignment set forth in the asset purchase agreement. FCA/EESI maintained these trade secrets, until ultimately transferring the assets to HydroGen in the fall of 2001.

HydroGen, for the time being, will continue the Westinghouse policy of using trade secrets as the principal mode to protect its intellectual property. As we make improvements to the existing technology or develop new technologies, we will re-evaluate this policy, and determine an optimal combination of patent and closely-held trade secret protection.

Although most of the core technology has been maintained as trade secrets, Westinghouse applied for and received patents in this technology. All of the patents related to this technology that were issued to Westinghouse were subsequently assigned to the Department of Energy (“DOE”). However most of these patents either expired or were allowed to lapse by the DOE. The DOE maintained four patents, only two of which remain in effect today. On August 26, 2005, HydroGen LLC, the wholly owned subsidiary of HydroGen Corporation, entered into a patent license with the DOE to license two patents for its business operations. The DOE granted the license to promote both the interests of the federal government and the public, as well as provide incentives to the Company to bring these inventions to market. The two remaining DOE patents subject to the license are:

Patent No.	Subject Matter of Patent	Expiration Date
4978591	Corrosion Free Phosphoric Acid Fuel Cells	9/2009
5096786	Integral Edge Seal for Phosphoric Acid Fuel Cells	9/2009

The patent license from the DOE is royalty free, irrevocable and exclusive to HydroGen LLC except to the extent the government may require us to issue sublicense(s) to parties for health and safety needs and require us to meet certain other criteria. We are obligated to spend not less than $1,000,000 in the development of products using the licensed patents during the first year and maintain the licensed inventions at the U.S. Patent and Trademark Office. We may grant sublicenses to third parties with the permission of the DOE. We have also committed that the products embodying the licensed inventions will be manufactured substantially in the United States. We are obligated to provide various reports to the DOE regarding the development of our products. In addition, the license may be terminated in whole or in part provided: (i) we do not execute our development plan as required under the license; (ii) we fail to make any required reports to the DOE; (iii) we materially breach the agreement or (iv) the DOE determines that termination is necessary to meet requirements for public use as specified in federal regulations and those regulatory requirements are not being met by us. The loss of the exclusive use of the patents could impair the Company’s ability to realize its business plan.

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

The grant of the funds is on a reimbursement basis, provided HydroGen meets the objectives of the grant and is carrying out the terms of the defined project as represented to the state. The grant reimbursement period runs from September 1, 2005 to July 31, 2007, and funds not requested during that period will not be available to HydroGen. The grant is a deployment of federal development funds and as such, HydroGen will be required to adhere to various federal regulations on their use and accountability for deployment. Through December 31, 2006 HydroGen submitted requests for payment under this grant totaling approximately $600,000. The Company expects to realize the balance of this grant prior to July 31, 2007 for costs incurred prior to that date.

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

On March 7, 2006, the Company was notified that it would be awarded $1,000,000 by the State of Ohio Third Frontier Fuel Cell Program (TFFCP) to support the Company’s advanced manufacturing development program. On June 8, 2006 the Company entered into a Grant Agreement with the State of Ohio which instrument sets forth the terms and conditions pursuant to which the Grant funds are to be awarded. Under the terms of the Grant Agreement, the Company may recoup from the State of Ohio the full $1,000,000 as Grant activities take place, and as the costs are incurred and reported. The Company has pledged a total of $555,000 in cost share. The Company will use the funds to dedicate appropriate personnel, consultants and infrastructure to optimize decisions and resource allocations for its planned advanced manufacturing facility to be located in Ohio. The proposed facility will be located where the Company expects to mass produce its standard 400 kilowatt (kW) air-cooled PAFC modules, which will serve as the building block of its core product, a 2 megawatt (MW) power island. Initial production capacity will be 25 MW per year of the Company’s 400 kW modules, and is subsequently expected to be expanded to 100 MW per year capacity.

The grant of the funds is on a reimbursement basis, provided HydroGen meets the objectives of the grant and is carrying out the terms of the defined project as represented to the state. The grant reimbursement period runs between April 10, 2006 and April 10, 2008; however, the term of the Grant Agreement, including reimbursement period, runs until April 10, 2009. At the close of the Grant term, the Company will own all equipment valued over $5,000 purchased with Grant money.

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

Competition

HydroGen faces competition from a number of different sources. Indirectly, there is competition from the current producers of electricity, including the major power producers, transmission companies and existing co-generation sources, and from combustion turbines that are used to produce electric power. Also indirectly, HydroGen faces competition from the various alternative uses that a prospective customer may have for its byproduct or excess hydrogen gas. Directly, there is competition from other producers of fuel cells, albeit based on different technologies.

The current electric producers all have existing facilities, are part of the current power grid and have an established market presence. In addition, terminating or modifying power supply relationships with some of their suppliers may require these potential customers to pay termination fees to end long term contractual arrangements or pay fees for remaining a user of grid electricity on a back-up basis.

The HydroGen PAFC systems face competition from incumbent distributed generation technologies with similar performance and size characteristics, specifically internal combustion engines and combustion turbines. This technology has a long operating and service support history and low installed costs, and currently they have a substantial market position. HydroGen will compete with these technologies largely on the basis of efficiency, high reliability and availability, low to zero-emissions, low maintenance-intensity, modularity, fuel source diversity, and an ability to make direct use of by-product hydrogen from industrial processes. The power reliability issue is of particular value as the HydroGen fuel cell system will provide significant redundancy; for a 10 MW system, for example, 25 individual 400 kW fuel cell modules are used. If one module fails or has maintenance issues, the other fuel cell modules will continue to run, thereby maintaining the vast majority of the plant’s rated power production.

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

HydroGen also faces competition from producers of liquid-cooled fuel cells. Two leading manufacturers of this type of fuel cell are United Technologies Corporation and Fuji Electric. Both of these companies have a proven track record, substantial resources and a large number of installed power plants using the technology. Additionally, in the future, HydroGen may also face competition from producers of molten carbonate fuel cells and solid oxide fuel cells. The latter of these two technologies is not expected to be commercially available at competitive prices for at least a decade. Currently it is estimated that molten carbonate fuel cells cost approximately over $4,000 to $10,000 per kW and are only available in units up to approximately 1 MW. The solid oxide fuel cell units are also only available in units up to 300 kW and costs are estimated to be at least as expensive as molten carbonate systems. These types of fuel cells all currently have design and operational issues that make them more expensive to manufacture and operate and overall make them compare less favorably to air cooled PAFC modules. While certain manufacturers of molten carbonate fuel cells are beginning to adopt similar principles of plant construction that HydroGen intends to employ, in management’s view the inherent complexity of these systems limits the potential for ultimate cost reductions in comparison to air-cooled PAFC.

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

HydroGen intends to compete with its other fuel cell competitors on the basis that its technology is commercially ready, there are few manufacturers of PAFC modules, and most importantly, on the basis of low cost. We anticipate that the price per kW installed for our multi-megawatt PAFC power plants will be substantially less than other fuel cells, and that they will have higher reliability and lower maintenance. HydroGen will also compete on the basis of a more mature technology that is ready for market introduction; significant resources have already been invested in the technology by Westinghouse and the United States government, and the technology is in the manufacturing and product introduction stage of development, rather than in a research and development stage.

Employees

HydroGen currently employs approximately 71 full time employees. The CEO, Dr. Leo Blomen, a resident of the Netherlands, is contracted through Blomenco B.V. for at least 80% of his business time and supports HydroGen’s management team in all facets of business operations. Of its employees, HydroGen has 6 members of executive management, 58 technical staff and 7 administrators and organizational support staff. HydroGen believes it has good relations with its employees, and none are represented by collective bargaining agreements.

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

The business plan calls for the expenditure of substantial capital to finance power plant development projects, finance the preparation of our Pittsburgh area fuel cell manufacturing facility, and construct a production facility with capacity for future large scale serial production of fuel cell stacks and potentially for other components used in the fuel cell power plants that HydroGen plans to sell and deliver. HydroGen will require additional capital to fund its expenditures, including business development, operating losses, and other cash needs to implement its market entry and cost reduction phases. HydroGen has made an initial estimate of its capital needs for its market entry stage and believes it will need between $20-$35 million in additional capital. Furthermore, if HydroGen decides to expand the business beyond what is currently planned; additional capital beyond what is anticipated in our current business plan will be required. HydroGen plans in the future to seek portions of the required funding from commercial sales, existing state incentive programs for fuel cells, and federally funded fuel cell demonstration programs. It may seek funds under low interest incentive based loans supported by one or more selected states. Although HydroGen currently plans to obtain some of the required additional financing through the issuance of debt instruments, conditions and circumstances may change such that HydroGen may decide to raise capital through the issuance of equity securities, which would result in dilution to existing shareholders. Any such financing terms may be adverse to existing security holders of HydroGen and could impose operational limitations on HydroGen. There can be no assurance that such additional financing will be available to HydroGen. Without the necessary funds, our business plan will have to be modified or may not be fully executed.

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

HydroGen has entered into a license of four patents from the Department of Energy (two of which have since expired) which has certain requirements that if not met will cause the license to be terminable, the loss of which could impair HydroGen’s ability to justify additional investment.

HydroGen has entered into a license of four patents from the Department of Energy (two of which have since expired) which has certain requirements that if not met will cause the license to be terminable, the loss of which could impair HydroGen’s ability to attract additional investment.

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

HydroGen may be unable to obtain the necessary governmental approvals, authorizations, permits, licenses, and rights-of-way to sell, deliver and/or operate fuel cell power plants without which we will not be able to sell our systems or be able to enter the market.

The development, sales, and delivery of fuel cell power plants will depend on, among other things, HydroGen’s ability to secure and maintain regional governmental approvals, authorizations, permits and licenses. In certain jurisdictions, other legal requirements may delay, stop or impede the sales, delivery and/or operation of fuel cell power plants. There can be no assurance that HydroGen, its customers, or its contractors will successfully obtain required approvals, authorizations, permits and licenses or enter into necessary agreements, as the case may be. If HydroGen or any contractor fails to secure or maintain any necessary approvals, authorizations, permits or licenses, or faces delays in respect thereof, HydroGen may be unable to commence or complete any proposed fuel cell projects, which could materially and adversely affect HydroGen’s ability to sell, deliver or operate fuel cell power plants.

HydroGen may not be able to implement the business plan as planned, on time and within budget which may cause a loss or diminution of investment value of the common stock

HydroGen’s ability to achieve its strategic objectives will depend in large part upon the successful, timely, and cost-effective completion of the business plan. The fuel cell projects will be offered and developed in various states, and the success of these projects will rely on contracted construction companies and subcontractors in these states. In addition to HydroGen’s obtaining and maintaining applicable governmental approvals, authorizations, permits and licenses the successful execution of the business plan is dependent upon a variety of factors, uncertainties and contingencies, many of which are beyond HydroGen’s control, such as power plant construction risks, subcontractor risks, and regulatory risks.

HydroGen is subject to competition with traditional and other alternative energy systems, any of which could be determined better, more reliable or more cost efficient and any of which could reduce demand for air-cooled phosphoric acid fuel cell power systems of the type produced by HydroGen.

HydroGen’s success depends on its ability to compete with other energy systems providers. HydroGen is likely to face competition from existing energy systems providers, including combustion turbine manufacturers and renewable energy developers, who may decide to sell to the same customers and/or to build expansions of their own power generating portfolio, and from equipment manufacturers and local contractors who typically build energy systems upon a customer’s request and may decide to build excess power generating capacity which would compete with the fuel cell power plants built by HydroGen. Further, national and regional energy utility providers that have established transmission and distribution networks throughout their home countries and/or territories may decide to enter the power plant supply industry, therewith creating more competitors on the market. Due to the highly competitive nature of the American, European and international energy industries, new companies may emerge in the future offering services and products similar to HydroGen’s. Management believes that the liberalization of the energy market is likely to attract more competitors, such as companies offering traditional technology products like combustion turbines, internal combustion engines and others, but also companies offering renewable energy technologies such as wind and solar plants, as well as biogas/biomass applications, and including other fuel cell companies offering other fuel cell types to the market, such as molten carbonate fuel cells, or solid oxide fuel cells. This intensifying competition could reduce or supplant the demand for the use of HydroGen’s fuel cell power plants.

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

Currently, power generated by fuel cells is regulated in much the same manner as are other sources of power generation. Large scale power generation in the multi-megawatt range, which is the target market for HydroGen, is generally subject to the scrutiny of either the Federal Energy Regulatory Commission, if it affects inter-state commerce or state public service commissions if the market is wholly intrastate. While the regulatory law promulgated by these agencies will not regulate the manufacturing of fuel cells by HydroGen, such laws may affect the market for fuel cells. Currently, State and Federal government agencies are pre-disposed to provide regulatory law favorable to the commercial deployment of fuel cells. However, there is risk that government agencies will adopt regulatory law unfavorable to fuel cell commercialization. Similarly, while government agencies are also pre-disposed to adopt codes and regulations that enable hydrogen manufacturing, transportation and storage for use in fuel cells, there are risks that such codes and regulations could be adopted that adversely affect the fuel cell market. Further, laws creating economic incentives to produce clean power tend to favor the fuel cell market. It is difficult to assess with certainty the likelihood that government will legislate more or less such laws.

HydroGen may have difficulty in obtaining supplies which could affect its ability to produce sellable products.

HydroGen may be unable to obtain an adequate supply of materials or components to complete the fuel cell power plants. Certain components may not be widely available. A failure of any supplier to deliver the necessary materials and/or components to HydroGen on schedule or at all could delay or interrupt the construction of the fuel cell power plants. From time to time, there may be high demand in the market for some materials or components relative to the supply capacity, which could impede the ability of HydroGen to obtain the quantity of those materials and/or components it needs. Any delay in obtaining an adequate supply of materials and/or components could lead to construction delays and additional costs.

The fuel cell power plants could fail or be disrupted due to technological factors or external damage or could deteriorate more quickly than expected thereby damaging sales for this technology and diminishing the business reputation of HydroGen.

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

Future sales of shares by our stockholders could adversely affect the market price of our stock and your ability to realize value from stock transactions.

On July 8, 2007, the shares issued in the reorganization of the Company and simultaneous financing consummated on July 8, 2005 and on May 2, 2008, the shares issued in the private placement consummated May 2, 2006, will be eligible for resale under Rule 144k, without regard to limitations of amount, except for affiliates. Thus, at those dates substantial amounts of our common stock will be tradable without restriction. At any time after those dates, there will be an abundance of shares that may be offered with the possible effect of depressing the price of a share, at any given moment. Therefore, you may not be able to sell your shares or sell them at a price previously indicated.

If the Company is not able to maintain its listing on the NASDAQ Capital Market, the liquidity of the common stock in the market may be affected.

On March 6, 2007, the common stock was listed on the NASDAQ Capital Market. If the Company is not able to maintain its listing for any number of reasons, including the trading price, it may have to remove the stock from that market and re-establish trading on the OTC Bulletin Board. If that were to happen, the liquidity offered by the NASDAQ Capital Market would be lost and there may not be as much trading opportunity offered to the stockholders or at prices as favorable on other markets.

Even though our common stock is now listed on the NASDAQ Capital Market, the market price of the shares may fluctuate greatly, and investors in the Company bear the risk that they will not recover their investment.

Trading in our common stock has been minimal from time to time and subject to large volume and price fluctuation. Therefore, there is no clearly established market for our shares at this time. The public market price is likely to be influenced by the price at which and the amount of shares the selling stockholders are attempting to sell at any point in time with the possible effect of limiting the trading price or lowering it to their offering price. Shares such as those of companies like ours are also subject to the activities of persons engaged in short selling the securities which have the effect of driving the price down. Therefore, the price of our common stock may fluctuate widely. A full and stable trading market for our common stock may never develop in which event; any holder of our shares may not be able to sell at the time he elects or at all.

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

HydroGen has established a small corporate headquarters and advanced manufacturing development facility in Cleveland, Ohio at the Wright Fuel Cell Group building on the Case Western Reserve campus. In November 2006, the Company executed a 1 year agreement to increase the size of the office space rented. The Company is renting the space at a base rent of approximately $2,300 per month. In addition to the office in Cleveland, the Company has leased storage and office space in Ashtabula, Ohio, which facility serves as the Company’s field office for building its 400 kW fuel cell demonstration plant. The Company is paying $1,000 per month for the rent, and the lease is on a month-to-month basis.

HydroGen also has offices at 10 East 40th Street in New York City, from which we conduct corporate governance, investor relations, funding and related activities. The office facility, approximately 1,700 square feet, is leased on a 5 year term at an annual cost of $69,700 for the first year, and increasing 2.5% in each year of the lease term.

Item 3.	Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote by Security Holders

During the fourth quarter of 2006, no matters were submitted to a vote by security holders.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

The common stock was listed on the NASDAQ Capital Market on March 6, 2007 and is traded under the symbol HYDG. From August 19, 2005 through March 5, 2007, the common stock was traded in the over-the-counter market and quoted on the OTC BB under the symbol “HYDG”. From May 14, 2004 to August 19, 2005, the common stock was quoted on the OTC BB under the symbol “ CSTC “ and from September 21, 2001 to May 14, 2004, the common stock was traded on the OTC BB under the symbol “DYCE”. On August 19, 2005, HydroGen affected a reverse split of the outstanding common stock at the rate of one for 25 outstanding shares.

The trading volume in our common stock has been and is extremely limited. The limited nature of the trading market can create the potential for significant changes in the trading price for the common stock as a result of relatively minor changes in the supply and demand for our common stock and perhaps without regard to our business activities.

The market price of our common stock may be subject to significant fluctuations in response to numerous factors, including: variations in our annual or quarterly financial results or those of our competitors; conditions in the economy in general; announcements of key developments by competitors; loss of key personnel; unfavorable publicity affecting our industry or us; adverse legal events affecting us; and sales of our common stock by existing stockholders.

The high and low bid prices below are for the common stock while it traded on the OTC BB, and are presented for each quarter as set indicated (such prices are without retail mark-up, mark-down, or commissions).

QUARTER ENDED	HIGH	LOW
December 31, 2006	$5.00	$2.80
September 30, 2006	6.00	4.50
June 30, 2006	9.00	5.00
March 31, 2006	5.75	3.00
December 31, 2005	5.55	3.30
September 30, 2005	21.25	3.30

Holders

We have approximately 303 record holders of our common stock. We believe that in addition to the record ownership there are in excess of 279 beneficial owners who hold their shares in street name or through other nominees.

Dividend Policy

We plan to retain all earnings generated by our operations, if any, for use in our business. We do not anticipate paying any cash dividends to our stockholders in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, and when not restricted, will be determined by our board of directors in light of our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

Except as previously reported during the period covered by this report, the Company issued option grants for the following unregistered equity securities.

The following sets forth certain information as to all options granted to purchase our common stock during the year ended December 31, 2006 and through the date of this report, which were not registered under the Securities Act. In each of the transactions, we granted options to affiliates (directors, consultants) and employees. The transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. Also, we provide all option holders with all reports we file with the SEC and press releases issued by us.

On March 2, 2006, we granted options to purchase 120,700 shares for a five-year period at the exercise price of $5.25, the fair market value on the date of grant, to 22 employees under our 2005 Performance Equity Plan. These options were to vest based on the achievement of a certain milestone by December 31, 2006. Because the milestone was not achieved by the prescribed date, these options expired on December 31, 2006. Under the same milestone-based plan, on May 17, 2006, we granted options to purchase 12,600 shares for a five-year period at the exercise price of $6.20, the fair market value on the date of grant, to 5 employees. These options also expired on December 31, 2006.

On March 29, 2006, we granted options to purchase 16,535 shares for a five-year period at the exercise price of $5.56, the fair market value on the date of grant, to 1 employee under our 2005 Performance Equity Plan.

On April 11, 2006, we granted options to purchase 46,500 shares for a five-year period at the exercise price of $5.25, the fair market value on the date of grant, to 9 employees under our 2005 Performance Equity Plan.

On May 17, 2006, we granted options to purchase 1,600 shares for a five-year period at the exercise price of $6.20, the fair market value on the date of grant, to 2 employees under our 2005 Performance Equity Plan.

On May 22, 2006, we granted options to purchase 22,500 shares for a five-year period at the exercise price of $6.05, the fair market value on the date of grant, to 3 independent members of our board of directors under our 2005 Performance Equity Plan.

On July 17, 2006, we granted options to purchase 85,247 shares for a five-year period at the exercise price of $5.15 the fair market value on the date of grant, to 12 employees under our 2005 Performance Equity Plan.

On October 23, 2006, we granted options to purchase 89,500 shares for a five-year period at the exercise price of $4.90, the fair market value on the date of grant, to 12 employees and 1 consultant under our 2005 Performance Equity Plan. Additionally, on the same date, we granted performance-based options to purchase 181,980 shares for a five-year period at the exercise price of $4.90, the fair market value on the date of grant, to 47 employees under our 2005 Performance Equity Plan.

On December 11, 2006, we granted options to purchase 198,100 shares for a five-year period at the exercise price of $4.50, the fair market value on the date of grant, to 11 employees and 3 independent members of our board of directors under our 2005 Performance Equity Plan. Additionally, on the same date, we granted performance-based options to purchase 2,160 shares for a five-year period at the exercise price of $4.50, the fair market value on the date of grant, to 4 employees under our 2005 Performance Equity Plan.

Transfer Agent

The Transfer Agent and Registrar for HydroGen’s common shares is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO  80401.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plan, our 2005 Performance Equity Plan, as amended. The information in this table is as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available
Equity compensation plans approved by security holders(1)	712,657	$4.91	387,343

Equity compensation plans not approved by security holders	342,345	4.34	---
Total	1,055,002	$4.73	387,343

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

General

HydroGen is in the development stage and is expected to remain so for at least the next several quarters. HydroGen’s business plan calls for it to design, manufacture and sell 6-30 MW turn-key power plants, based on a standardized 2 MW power island consisting of five of HydroGen’s 400 kW modules. Additionally, HydroGen plans to attempt to generate recurring revenues from the sale of operations and maintenance services, and ongoing lease revenues for the 400 kW modules, which must be replaced after approximately 40,000 hours of operation.

HydroGen expects to enter the market at a cost of approximately $3,000/kW installed for a first article plant of approximately 4-8 MW. Management expects its production costs in the future will fall below $1,000/kW for a complete system (fuel cell modules and balance of plant) once its PAFC modules are produced in an accelerated manufacturing facility with a capacity of 25 MW per annum or greater. These costs compare favorably with its competition of water cooled PAFCs, molten carbonate fuel cells, and solid oxide fuel cells.

Plan of Operation

HydroGen’s business plan is divided into three stages: market entry, cost reduction, and growth.  Management anticipates that the market entry stage will last approximately through 2007.  During this period, HydroGen is focusing its efforts on the following activities:

1.    Ramp up fuel cell manufacturing operations to achieve 2 MW per year single-shift production capacity. HydroGen has invested most of the intended approximately $1,500,000-$2,000,000 to ramp up its manufacturing facilities to achieve initial pilot production capacity of 2 MW (five 400 kW modules) per annum on single shift, or 4 or more MW per year on multiple shift basis, and to recapture the performance and operation of the original Westinghouse design of the module.  These funds have been used to acquire certain additional production equipment, to implement certain facilities upgrades and to prepare and train a new team of production staff in the fuel cell production processes. All production lines are now in operation.

2.    Manufacture 400 kW modules. HydroGen has started production of three or more new 400 kW air-cooled phosphoric acid fuel cell modules in our manufacturing facilities for use during the market entry phase. The modules will be tested at our facilities, and then delivered to customer demonstration sites in the field.  Management has allocated $2,000,000 to $3,500,000 to the manufacturing activities and is manufacturing the components for the first new module.

3.    Product and technology testing and validation.  HydroGen has completed or is nearing completion on construction of the initial test facilities that we will operate at our Versailles, PA manufacturing facilities.  Management has allocated and spent most of the intended initial $1,500,000 to $2,000,000 for initial product and technology testing and validation activities.  The test facilities include:

(a)    400 kW module test facility, to test finished product at full rated capacity prior to field delivery, which was mechanically completed in February 2007.

(b)    10-cell stack pressurized test facility, to validate design and material changes to the fuel cells as a final step before incorporating such changes into the full 400 kW module.  This test facility was built and successfully started in 2006, operating a 2.5 kW stack at rated 100% capacity within 3 weeks after its completion.

(c)    2”x2” small scale test facility, to test new electrode materials prior to selection for 10-cell stack testing and validation.  A first group of 24 was built in the beginning of 2006, and a second battery of 24 additional cell test units was completed in late 2006 and the beginning of 2007.

Management has allocated additional funds for the construction and operation of additional test facilities to expand product and technology testing and validation activities. These include:

(a)    An additional, transportable 10-cell stack pressurized test facility (2.5 kW), which will allow us to undertake operational field tests at customer sites with different gas compositions. This facility is in the design and engineering phase.

(b)    A series of two atmospheric 3-cell test facilities, which will be used to test differences and changes in cell-design, component materials, and geometry in full-scale cells, prior to pressurized testing in the 2.5 kW test stand. These 3-cell test facilities will be constructed at the Company’s Wright Fuel Cell Group facility in Cleveland, OH.

4.    Finish 2 MW power plant design and initiate advanced manufacturing development.  HydroGen is in the process of investing working capital proceeds to complete the design, component selection, and full costing of the standard 2 megawatt (MW) power plant product, and is in the execution phase of a project of development activities necessary to achieve targeted fuel cell production capacity of 25 MW/year scheduled for the end of 2008 / beginning of 2009, and 100 MW/year scheduled for the 2010 time frame under the current business plan.  The advanced manufacturing development program consists of a staged series of projects to implement design and material changes to the technology, develop and implement automated manufacturing processes, and collaborate with outsource suppliers of key components of the fuel cells.  The Company has initiated collaborative relationships with certain outsourced suppliers of key components of the fuel cells, and is evaluating additional collaboration opportunities with a variety of entities.  HydroGen will also seek additional financing in the form of grants from state and/or federal government sources for some aspects of this phase of the business plan, and is currently performing work under a state grant, a $1,000,000 award by the State of Ohio Third Frontier Fuel Cell Program, to support the Company’s advanced manufacturing development program. Overall progress on advanced manufacturing development is proceeding according to schedule.

5.    Sales and marketing.  The initial sales goal is to achieve firm orders for 2-4 MW of fuel cell power plants on a semi-commercial basis, and contingent orders for full-scale commercial fuel cell power plants in the range of 25-50 MW aggregate capacity, in addition to the one already-contracted 400 kW commercial demonstration power plant.  A principal purpose of the commercial demonstration and semi-commercial power plants is to obtain a successful validation and performance history for the core 400 kW module and the 2 MW standard commercial product. Once successful validation of the core module is obtained, we anticipate that the contingency related to commercial orders received for full-scale fuel cell power plants will be removed.  To achieve our sales and marketing objectives, HydroGen is developing a pipeline of projects, with several large generators of by-product hydrogen and other potential customers who have expressed interest in acquiring fuel cell power plants, and management believes that it could conclude agreements with one or more of these entities within the next 10 months.

On October 17, 2006, HydroGen announced that it had signed an agreement with ASHTA Chemicals to install and operate a 400kW fuel cell demonstration power plant at ASHTA’s chlor-alkali manufacturing plant in Ashtabula, OH.  This effort is being supported by a $1,250,000 award that the Company received from the State of Ohio Department of Development, and the Company expects to install the fuel cell module in the first half of 2007. The Company may additionally decide to develop one or more projects of similar capacity at another customer’s site.

Sales and marketing will take place concurrently with the previously described phases of the business plan during the development stage.  Marketing the kind of disruptive product that HydroGen offers involves a multifaceted decision process, and it typically takes multiple contacts and a substantial customer educative endeavor to achieve firm commitments and orders.

Once HydroGen has achieved the objectives of its market entry stage, it will enter the cost reduction stage of the business plan.  This stage has started and is expected to last through the end of 2008 or first half of 2009.  Management estimates that approximately $20-35 million in additional equity capital, plus approximately $15-20 million in low-interest debt, will be required to execute this phase of the business plan. The Company has no agreements or arrangements for such funding at this time. The principal goals of this stage of development will be to:

1.    Complete the manufacturing roadmap, design and process development for advanced manufacturing.

2.    Secure strategic supply chain relationships and construct an advanced manufacturing facility capable of producing 25 MW/year of fuel cell modules by the end of 2008 / beginning of 2009, while reducing module production costs through high volume manufacturing and assembly.

3.    Manufacture and deliver to customers up to 10 MW of commercial fuel cell power plants.

4.    Achieve positive net cash flow from operations.

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

Demonstration grant revenue is recognized as the Company incurs reimbursable costs as set forth under the contract. All of the Company’s revenue in 2006 and 2005 is from grant agreements with State of Ohio government agencies.

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

Impact of Recently Issued Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements” In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company January 1, 2008. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and sets forth recognition, derecognition and measurement criteria for tax positions taken or expected to be taken in a tax filing. For HydroGen, this guidance will apply to all tax positions taken or expected to be taken beginning on January 1, 2007. We do not expect the adoption of FIN 48 to have a significant impact on our financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

During late 2004 and early 2005, HydroGen sold in a private placement $2 million of bridge units, each unit consisting of a $10,000 convertible note and .045 membership unit. The bridge notes were due on the earlier of June 30, 2005, or earlier upon the occurrence of certain events. The bridge notes were initially convertible into an additional .045 membership unit, at an effective conversion price of $220,772. However, to encourage the conversion of these notes, the conversion price was lowered to $125,000 per membership unit, the same terms being offered to investors in HydroGen’s private placement completed in connection with the Exchange Agreement described below. Holders of all $2,000,000 of convertible notes elected to convert the principal amount of their notes as part of the private placement into 16.0 membership units in HydroGen, which membership units were immediately exchanged for 60,446 Preferred Shares of the Company. HydroGen recorded a non-cash charge of $875,000 in July, 2005, related to the lowering of the conversion price of these notes.

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

In August 2005, the State of Ohio, Department of Development, provided HydroGen with a $1,250,000 grant, on a reimbursement basis, to fund development costs of its products. The grant is subject to certain conditions and permits reimbursement to July 31, 2007. HydroGen billed the State of Ohio, Department of Development, approximately $600,000 through December 31, 2006, related to this grant.

In September 2005, Hydrogen raised an additional $600,000 in gross proceeds, before expenses, in a private placement of 134,439 shares of common stock to two institutional investors.

On March 7, 2006, the Company was notified that it was awarded $1,000,000 by the State of Ohio Third Frontier Fuel Cell Program (TFFCP) to support the Company’s advanced manufacturing development program. The Company will use the funds to optimize decisions and resource allocations for its planned advanced manufacturing facility to be located in Ohio. The facility is where the Company will mass produce its standard 400-kilowatt (kW) air-cooled PAFC modules, which serve as the building block of its core product, a 2 MW power island. Initial production capacity is expected to be 25 MW per year of the company’s 400 kW modules, and is subsequently expected to be expanded to 100 MW per year capacity.

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

The warrants issued to investors and the placement agent are exercisable at $6.60 per share at any time until May 2, 2011. On July 19, 2006, a registration statement that the Company filed covering the re-offer and re-sale of the common stock issued in the private offering and the Common Stock underlying the warrants was declared effective by the Securities and Exchange Commission. The Company was committed to file the registration statement within 45 days of closing and have it declared effective within 90 days of closing, or otherwise be subject to liquidated damages, not to exceed 10% of the subscription amount for the shares. Liquidated damages related to this private placement of securities were therefore not incurred by the Company. There was no requirement to pay liquidated damages in respect of the shares of common stock underlying the warrants if those shares were not registered. In connection with the liquidated damages provision of the registration rights agreement, HydroGen evaluated the classification of the equity subject to liquidated damages under Emerging Issues Task Force Topic D-98. In concluded that the equity should be classified as permanent equity because the damages were capped at 10% of the value of the common shares sold which is no more than a reasonable estimate of the difference in the fair values between registered shares and unregistered shares.

The Company is using the proceeds of the private placement for commercial demonstration of the Company’s products, advanced manufacturing development efforts, sales and marketing activities and general working capital purposes.

HydroGen is using its working capital to manufacture 400 kW modules, test and validate HydroGen’s product and technology, complete power plant design work, continue development work for an accelerated manufacturing facility and for other general corporate purposes. Management estimates that its working capital will last at least through the conclusion of calendar year 2007.

Results of Operations

Comparison of the Years Ended December 31, 2006 and 2005

The following table sets forth certain of HydroGen’s operating data for the years ended December 31, 2006 and 2005; certain reclassifications have been made to the 2005 financial information to conform to the 2006 presentation:

	December 31, 2006	December 31, 2005	Increase (Decrease)
Research & development	$4,081,000	$1,164,000	$2,917,000
Payroll and related costs	2,375,000	1,148,000	1,227,000
Professional fees	770,000	1,270,000	(500,000)
Travel & entertainment	312,000	258,000	54,000
Other	1,448,000	698,000	750,000
Totals	$8,986,000	$4,538,000	$4,448,000

The increase in research and development expenses was due to the accelerated and expanded ramp-up in the Company’s technology recapture efforts and power plant design, as well as other development activity in 2006. Most of the development activity involved fees paid to contractors and consultants to assist with the construction of testing facilities at the Versailles plant location. Employee costs also showed a significant increase as approximately 30 new employees, mostly engineers and technicians, were hired during 2006.

The increase in payroll and related costs was largely due to increases in the compensation of executives and administrative employees. During 2006, 5 administrative employees were added to payroll. Increases in executive compensation were primarily in the form of bonuses and stock options, as well as the addition of 5 employees.

Professional fees decreased significantly from 2005 as work performed by external consultants in 2005 was brought in house and performed by professionals hired and retained by the Company during 2006. Further, significant legal fees related to the Company’s restructuring in 2005 did not recur in 2006.

Travel and entertainment costs increased slightly as activity related to prospect development increased during 2006.

The increase in other expenses relates to several factors, including an increase of approximately $100,000 in directors’ and officers’ liability insurance, an increase of approximately $100,000 in fees to outside members of our board of directors ($80,000 of which related to initial option grants made to these directors), and an increase of approximately $125,000 in rent expense. Finally, depreciation expense and loss on disposals increased approximately $100,000 from 2005.

Comparison of the Years Ended December 31, 2005 and 2004

The following table sets forth certain of HydroGen’s operating data for the years ended December 31, 2005 and 2004:

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

The increase in payroll and related costs reflect, as above, the expansion of HydroGen’s staff and executive management team resulting from the equity financings that took place in July and September, 2005. In 2005 the executive management and administrative staffs increased from three to eight. Most of HydroGen’s management team received significant increases in compensation in April 2005, which brought their cash compensation levels closer to market rates, and earned bonuses totaling approximately $177,000. This was partially offset by a decrease in equity compensation granted to members of the management team in 2004 of approximately $144,000.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of HydroGen’s disclosure controls and procedures as of December 31, 2006. Their evaluation was carried out with the participation of other members of the HydroGen management. Based upon their evaluation, the Certifying Officers concluded that HydroGen’s disclosure controls and procedures were effective.

HydroGen’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of HydroGen’s financial reporting and the preparation of the HydroGen financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the HydroGen financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures are being made only in accordance with the authorization of the Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company assets that could have a material effect on its financial statements.  There were no changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth certain information about each of the members of the Board of Directors and each executive officer:

Name	Age	Positions	Director Since
Dr. Leo Blomen	52	Chairman and Chief Executive Officer	2005
Joshua Tosteson	35	President and Director	2005
Dr. Howard Shapiro(1)	59	Director	2005
Brian Bailys(1)	47	Director	2005
John Freeh(1)(3)	55	Director	2005
Michael Basham(2)(3)	57	Director	2006
Philip J. Kranenburg(2)	46	Director	2006
Brian T. McGee(2)	47	Director	2006

Executive Officers	Age	Positions	Officer Since
Scott M. Schecter	50	Chief Financial Officer	2005
Scott Wilshire	44	Chief Operating Officer	2005

(1)    Member of the Compensation Committee
(2)    Member of the Audit Committee
(3)    Member of the Nominating Committee

Directors

Dr. Leo Blomen is the Chairman and Chief Executive Officer of HydroGen, and has been active in fuel cells and energy related management for almost 23 years. From 1996 to 2000, Dr. Blomen served as Executive Director and Head of the International Division of NUON, the largest electric, gas, water and telecom utility company in the Netherlands serving millions of customers and with over $4 billion in revenues. Dr. Blomen was responsible for starting and building a portfolio of over 20 companies in countries such as USA, UK, China, Czech Republic, and Romania. He served on the Boards of most of those companies, and invested several $100’s million successfully. Among his responsibilities were a number of fuel cell projects, including the installation and operation of the world’s first 100 kW solid oxide fuel cell (SOFC) system, supplied by Westinghouse to a consortium led by NUON. Prior to his NUON assignment, he worked on several energy companies through his own consulting company Blomenco B.V., including the Dutch company Heron, which has built a compact 1.4 MW gas turbine with 43% net electrical efficiency. Dr. Blomen was also responsible for making the first designs of fuel cell/gas turbine combination systems under contract from Westinghouse. He was the primary editor of a book on Fuel Cell Systems (Plenum Press, 1993). From 1983 to 1992, Dr. Blomen served in several capacities for the engineering contractor KTI (Kinetics Technology International), a world leader in hydrogen plant construction, most of the time on its Board and as Group VP. He initiated and managed over 40 research, development and demonstration projects in Europe and the USA, including the construction of the first two PAFC power plants in Europe, as well as several steam reformer developments. Dr. Blomen is a co-founder of the EFCG (European Fuel Cell Group) and has served as its Treasurer throughout its existence. EFCG merged with FuelCell Europe in 2004. He holds a doctorate of medicine from Leiden University and an engineering degree in chemical technology from Delft University. Dr. Blomen devotes a minimum of 50% of his professional time to Hydrogen, augmenting the day-to-day full time management activities of Mr. Tosteson with his decades of experience in portfolio management of companies. The Messrs. Blomen and Tosteson have developed this management model over the past three years of intensive collaboration in developing HydroGen.

Mr. Joshua Tosteson is a Director and President of HydroGen, and has been active in the fields of earth systems science, education, public outreach, management consulting, and environmental entrepreneurship for over 10 years. He is a co-founder of FullCircle LLC, a New York-based company that deployed facilities to remediate organic waste streams and produce high-value organic soil amendments, and which consulted to international development and aid organizations. Over 2000-2001, Mr. Tosteson served on assignment as Eco-Industrial Development Manager for the redevelopment of a deactivated army ammunition site in Louisiana. In this capacity on behalf of the Operations Support Command of the US Army, Mr. Tosteson and colleagues attracted over $20MM in private and Federal investment to establish two new commercial manufacturing operations on the site utilizing regionally available waste streams as feedstock. From 1994 to 1997, Mr. Tosteson served in various capacities as a management consultant for the Biosphere 2 facility in Oracle, AZ, supporting a comprehensive effort to re-tool and reorganize the project that culminated in a long-term facility management contract with Columbia University. Concurrently to that assignment he served as an Adjunct Fellow and researcher at the Kennedy School of Government, Harvard University. He has published widely in the peer-reviewed and popular literature. He holds degrees in environmental science and public policy (BA, Harvard University) and atmospheric science (MA, Columbia University).

Mr. John J. Freeh, Director of HydroGen, served as president of LM Systems Management and as an officer of Lockheed Martin from July 2001 until his retirement in February 2007. Mr. Freeh was responsible for Lockheed Martin’s Defense, Energy and National Security Services businesses. From January, 1993 to 2001, Mr. Freeh was the president and general manager of KAPL, Inc. KAPL, Inc designed, developed and tested naval nuclear reactors and propulsion systems and operated land passed nuclear power prototypes to test reactor and propulsion system designs. From 1974 to 1993, Mr. Freeh held other positions with KAPL, Inc., including Manager - Computer Information Systems, Manager - Special Projects, Manager - Prototype Programs and Design and Manager - Prototype Engineering.

Mr. Brian D. Bailys, Director of HydroGen, has been the principal of The Bailys Group, a consulting and strategic and financial planning company that he formed in January 1993. Mr. Bailys is also a certified public accountant. The consulting firm has been involved in strategic planning with numerous early stage companies and their funding requirements and works with high net worth individuals in many different capacities. From June 1981 to 1993, Mr. Bailys was with Plant & Moran, an accounting and consulting firm where he acted as a tax accountant, personal financial planner and business planner. Mr. Bailys is a director of Life Settlement Insights, a life settlement company, and Life-X, an on-line exchange for the sale of life insurance policies.

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

Mr. Brian T. McGee, Director of HydroGen, serves as Senior Vice President and Chief Financial Officer for Intellon Corporation, a designer and seller of integrated circuits for powerline communications for home networking, networked entertainment, commercial and broadband over powerline applications. From May 2003 to January 2006, Mr. McGee served as Chief Financial Officer and Vice President, Finance of Lexar Media, Inc., a developer, manufacturer and marketer of high-performance digital media. From May 2000 to May 2003, Mr. McGee was Chief Financial Officer of Equator Technologies, Inc., a fabless semiconductor company that designs, develops, and markets programmable system-on-a-chip processors for video applications. From August 1999 to May 2000, Mr. McGee was Vice President, Finance of SmartAge.com, an internet provider of business-to-business products and services. From November 1998 to August 1999, Mr. McGee was Vice President, Finance and Chief Financial Officer of Academic Systems Corporation, a provider of education software products. From January 1987 to November 1998, he served in a variety of finance positions at Raychem Corporation, a material science company. Mr. McGee holds a B.S. in business administration from California Polytechnic State University, San Luis Obispo and a Certificate in Management Accounting.

Mr. Michael E. Basham, Director of HydroGen, has over 30 years of experience in the energy and finance industries. Mr. Basham currently serves as executive vice president for finance and planning for Howard Energy & Co., Inc., a privately held energy company with a diversified portfolio of both domestic and international energy investments in the oil and gas exploration, natural gas marketing and storage, energy services, hydroelectric power generation, and drilling services industries. Prior to joining Howard Energy in 1999, Mr. Basham served as a principal in the consulting practice of Ernst &Young from 1996 to 1999. From 1994 to 1996, Mr. Basham served as an executive vice president with First Fidelity Bank. From 1991 to 1994, Mr. Basham was a managing director at Shearson Smith Barney, now owned by Citigroup, where he headed up the Privatization investment banking group and the International division. From 1989 to 1991, Mr. Basham served as Deputy Assistant Secretary and Acting Assistant Secretary of the United States Treasury. From 1987 to 1989, Mr. Basham worked as a senior professional at Wertheim Schroder, an investment bank. From 1982 to 1986, Mr. Basham founded and served as chief executive officer of Norden Capital, an investment management firm. From 1972 to 1982, Mr. Basham served in various roles, including vice president of the investment division and manager of fixed income, trading, and sales, for South Carolina National Bank. Mr. Basham attended the United States Air Force Academy, received a Bachelor of Science degree from the University of Southern Mississippi, and received an MBA from the University of South Carolina.

Mr. Philip J. Kranenburg, Director of HydroGen has served as Managing Director of Kranenburg Capital Management and as a Partner in Kranenburg Certified Public Accountants since 2002. In 2001, Mr. Kranenburg served as Vice President of Marketing at Virtual Purchase Card, Inc.; and from 1999 to 2000 served as Director of Marketing at Xcert International, a provider of electronic security solutions. Mr. Kranenburg also held management positions at Gemplus International, Framdrive Corp., and Shearson Lehman Hutton. He earned his CPA while with Price Waterhouse and is a graduate of Stanford University.

Executive Officers

Other than Dr. Blomen and Mr. Tosteson the Company has the following two executive officers.

Mr. Scott Schecter was the interim Chief Financial Officer of HydroGen from June 2004 to April 2005, when he became the Chief Financial Officer on a full time basis. From 1994 to 2004, Mr. Schecter, a CPA, served as Vice President, Chief Financial Officer and Treasurer of Fuel-Tech N.V., a publicly-traded technology company in the air pollution control, fuel treatment and software businesses. He also served as Chief Financial Officer of Clean Diesel Technologies, Inc., a publicly-traded development stage company in the specialty chemical business from 1995 through 1999. In 1990, Mr. Schecter participated in a management buyout of American Vision Centers, Inc., a retail optical chain, and served as that company’s Senior Vice President and Chief Financial Officer through January 1994. After graduating with his MBA from the Wharton School of the University of Pennsylvania, Mr. Schecter served as a corporate development officer for W. R. Grace & Co. from 1986 to 1990, focusing on acquisitions, strategic investments and divestitures. After receiving his B.S. in Accounting from the State University of New York at Albany, Mr. Schecter practiced for 6 years as a CPA, the last 4 of which were with Goldstein Golub Kessler & Co. Mr. Schecter was previously a member of the Board of Directors of Fuel Tech, Inc. (the operating subsidiary of Fuel-Tech N.V.) and American Vision Centers, Inc. Mr. Schecter currently serves as a Director and Chairman of the Audit Committee of DayStar Technologies, Inc. (NASDAQ SmallCap: DSTI), a manufacturer and developer of photovoltaic products.

Mr. Scott Wilshire has been HydroGen’s Chief Operating Officer since March 2005. From November 2000 to March 2005, Mr. Wilshire was Director of Marketing Engagement of Plug Power Inc., a development stage company that designs, develops and manufactures on-site electric power generation systems using proton exchange membrane fuel cells for stationary applications. From March 1999 to November 2000, Mr. Wilshire was the Director of Large Stationary Systems/GE Interface of Plug Power Inc., responsible for a joint venture with General Electric Company working in the development of a residential fuel cell product and directing marketing and product development for Plug Power’s first successful large-scale fuel cell system. From April 1986 to March 1999 Mr. Wilshire was employed at KAPL Inc, a Lockheed Martin Company, in various capacities, including Principal Field Engineer from 1986 to 1993, Lead Engineer, Materials and Maintenance from 1993 to 1995 relating to engineering, planning and execution of an inactivation of a nuclear reactor test facility, Manager of S9G Servicing Development from 1995 to 1997 responsible for design and development of major systems and equipment support for the installation and servicing of advanced submarine power plants, and Manager of Pressure Vessel Removal from 1997 to 1999 responsible for removal and disposal of three expended naval nuclear power plant reactor vessels. Mr. Wilshire was employed by GE Nuclear Energy as a nuclear field engineer from 1984 to 1986. He received a Bachelor of Science degree in Marine Engineering/Nuclear Engineering from the United States Merchant Marine Academy, a Master of Business Administration from Rensselaer Polytechnic Institute, and completed the U.S. Navy Nuclear Power Engineering School.

Director Compensation

Each of the non-employee directors of HydroGen are paid an annual fee of $10,000 and paid $1,000 per face-to-face meeting or $500 per telephonic meeting attended. Non-employee directors are also paid $500 for each committee meeting attended, either in person or telephonically. Non-employee directors are also granted options to purchase 7,500 shares of common stock on their initial appointment or election to the Board of Directors and each year thereafter they will be granted options to purchase 4,000 shares of common stock so long as they continue as directors of HydroGen. Any options will vest immediately on grant and be exercisable for a period of up to five years. Alternatively, HydroGen may issue restricted securities or deferred securities under the stock option plan with a restricted period or deferred period to be determined.

The following Director Compensation Table summarizes the compensation of our non-employee directors for services rendered by HydroGen during the year ended December 31, 2006.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
John Freeh	$17,000	$37,165	$54,165
Brian Bailys	17,000	37,165	54,165
Howard Yana-Shapiro	14,000	37,165	54,165
Michael Basham	-	-	-
Philip Kranenburg	-	-	-
Brian McGee	-	-	-

Employment Agreements

Each officer serves at the discretion of our board of directors. We have entered into employment agreements with Joshua Tosteson, President and Director, Scott Schecter, Chief Financial Officer, and Scott Wilshire, Chief Operating Officer. Under each such employment agreement, the executive is entitled to participate in an annual bonus program, which program must be adopted by the Board on an annual basis. Each executive’s receipt of bonus compensation is within the sole discretion of the Compensation Committee of the board of directors, which consists entirely of non-employee Directors. The Compensation Committee has the right to alter, amend or eliminate all or any part of any bonus or incentive plans at any time, without compensation. Each executive is also entitled to participate in all of our employee benefit plans. As part of each agreement, each executive has signed a general employment agreement, which inter alia contain nondisclosure, development and nonsolicitation provisions, in which he has agreed, among other things, to protect HydroGen’s confidential information, not to solicit Company employees, and not to breach any agreements with third parties.

Dr. Leo Blomen is the Chairman and Chief Executive Officer of HydroGen, and his services are made available through a Dutch management consulting firm that charges HydroGen a biweekly management fee for his services. The basic terms of an agreement between the management firm and HydroGen have been negotiated, and formalization of an agreement should be finalized in early 2007. Blomenco’s current fee arrangement totals approximately €252,000 per annum for 80% of Dr. Blomen’s time. Blomenco will also be reimbursed for benefits that it provides Dr. Blomen, so long as such benefits are similar to those provided to HydroGen’s executive officers. Through Blomenco, Dr. Blomen can also earn bonuses from HydroGen, and HydroGen has agreed to provide Blomenco with its usual management fee, bonus payment and benefits for one year following termination without cause.

Joshua Tosteson, Director and the President of HydroGen, and HydroGen have entered into an employment agreement for a period of three years commencing April 1, 2005, renewable on an automatic basis annually thereafter. The agreement may be terminated for cause at any time by HydroGen. If the agreement is terminated without cause, HydroGen will owe Mr. Tosteson one year of severance pay. Mr. Tosteson earns an annual salary of $238,500, and is entitled to various bonuses upon HydroGen reaching various milestones, at the discretion of the Compensation Committee. Mr. Tosteson will be eligible to participate in the standard benefits offered to all employees of HydroGen, including coverage under the company medical and disability plans.

Scott Schecter and HydroGen have entered into an employment agreement with Mr. Schecter as the Chief Financial Officer of HydroGen for a period of three years. The agreement may be terminated at any time for cause, however if Mr. Schecter is terminated without cause, he is entitled to one year severance pay from HydroGen, plus the acceleration of certain rights to options that would have been otherwise earned. In addition, Mr. Schecter earns an annual salary of $260,000 and is entitled to bonuses based upon his performance and the performance of HydroGen, as determined by the Compensation Committee. Mr. Schecter has been granted an option commencing April 2005 to acquire 114,115 shares of HydroGen common stock, exercisable until April 2015 at approximately $4.34 per share. These options vest ratably each month until April 2008. He also will be eligible to receive awards of additional options to acquire future awards of common stock of HydroGen. Mr. Schecter will be eligible to participate in the standard benefits offered to all employees of HydroGen, including coverage under the company medical and disability plans.

Scott Wilshire, the Chief Operating Officer of HydroGen, entered into an employment agreement with HydroGen in March of 2005 for a period of three years. Mr. Wilshire earns an annual salary of $201,600, and is entitled to bonuses based upon his performance and the performance of HydroGen, as determined by the Compensation Committee. Mr. Wilshire can be terminated at any time for cause. If Mr. Wilshire is terminated without cause, he is entitled to receive one year severance pay. Mr. Wilshire has been granted an option to acquire 85,768 shares of HydroGen common stock at an exercise price of approximately $4.34 per share, exercisable until January 31, 2015 once vested. These options vest ratably each month until March 2008. He also will be eligible to receive awards of additional options to acquire future awards of common stock of HydroGen. Mr. Wilshire will be eligible to participate in the standard benefits offered to all employees of HydroGen, including coverage under the company medical and disability plans.

2005 Performance Equity Plan

The 2005 Performance Equity Plan was adopted on July 6, 2005 by the board of directors and approved by the shareholders on August 16, 2005. The plan provides for the issuance of up to 1,100,000 shares of common stock under various awards, including incentive and non-incentive options, stock appreciation rights, restricted stock, deferred stock and other stock based grants. The plan is administered by the Board of Directors. The Board of Directors, at the time of an award, will determine the type of award, the exercise price, vesting schedule, and expiration date, as well as any other terms of the award. The minimum price of an award cannot be less than the market price on the date of the award. Incentive options may be granted only to employees, otherwise awards may be granted to officers, directors, employees and consultants who are individuals. The plan provides for acceleration of vesting of outstanding awards in the event of a non-approved acquisition of more than 35% of the combined voting power of HydroGen. The vesting may also be accelerated in the event of certain approved transactions. Currently, there are 712,657 shares subject to stock option awards under the plan at an weighted average exercise price of $4.26 and there are 387,343 shares available for future grants of awards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires HydroGen’s officers and directors, and persons who own more than ten percent of a registered class of HydroGen’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on the Company’s review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to HydroGen’s knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2006 were complied with, except that on December 11, 2006, the Company granted stock options to Messrs. Freeh, Bailys, Tosteson, Schecter, Wilshire and Dr.’s Blomen and Yana-Shapiro, and the applicable Form 4’s weren’t filed until January 2007. The individual officers and directors who were obligated to file Form 4 were inadvertently late in such filing.

Audit Committee and Financial Expert

The Audit Committee of our Board of Directors is composed of three non-employee directors who meet the independence standards of the NASDAQ Stock Market. The members of the Audit Committee are Michael E. Basham, Brian T. McGee and Philip J. Kranenburg. Our Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under federal securities laws, by virtue of his relevant experience, and is independent under the applicable requirements of the Securities Exchange Act of 1934. A Chairman of the Audit Committee will be selected by the board of directors at its next board meeting.

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

Shareholder-Director Communication

The Board of Directors has a Nominating Committee comprised of Messrs. Freeh and Basham. The Committee held no meetings during fiscal year 2006 having been appointed January 16, 2007. The members of the Committee are all independent directors under applicable NASDAQ rules. Members of the Nominating Committee are appointed by the Board of Directors. The principal duty of the Nominating Committee, in its capacity as a committee of the Board of Directors, is to identify individuals qualified to become members of the Board of Directors and recommend the persons to be nominated by the Board of Directors for election as directors at the annual meeting of stockholders.

The Nominating Committee will consider nominees for the Board of Directors recommended by stockholders. Nominations by stockholders must be in writing, and must include the full name of the proposed nominee, a brief description of the proposed nominee’s business experience for at least the previous five years, and a representation that the nominating stockholder is a beneficial or record owner of the Company’s common stock. Any such submission must also be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as director if elected. Nominations must be delivered to the Nominating Committee at the following address:

Nominating and Corporate Governance Committee
HydroGen Corporation
10 East 40th Street, Suite 3405
New York, NY 10016

The Nominating Committee is required to review the qualifications and backgrounds of all directors and nominees (without regard to whether a nominee has been recommended by stockholders), and recommend a slate of directors to be nominated for election at the annual meeting of stockholders, or in the case of a vacancy on the Board of Directors, recommend a director to be elected by the Board to fill such vacancy.

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. HydroGen held an annual meeting on July 17, 2006 and all the directors attended the meeting.

Item 10.	Executive Compensation

The table below sets forth for the calendar years ending December 31, 2005, 2004 and 2003, the compensation of HydroGen’s Chief Executive Officer and the three other most highly compensated executive officers of HydroGen during the calendar year 2005.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leo Blomen, (1) Chairman and Chief Executive Officer	2006(2)	-	-	125,015	-	-	-	125,015
Joshua Tosteson, President	2006(2)	215,295	89,696	107,967	-	-	13,951	426,909
Scott M. Schecter, Chief Financial Officer	2006(2)	243,000	55,450	54,552	-	-	27,642	380,644
Scott Wilshire, Chief Operating Officer	2006(2)	173,019	47,160	119,956	-	-	23,060	363,195

(1)
HydroGen has a relationship with Blomenco B.V., a Dutch management services company organized under Dutch law and making available, among other things, the management services of Dr. Leo Blomen, along with the necessary support staff, office and infrastructure. Dr. Blomen spends a minimum of 80% of his time on HydroGen business activities.

(2)
From January 2006 to April 2006, Blomenco B.V. charged a management fee of €185,000 per annum, but was paid in US dollars at a conversion rate equal to 50% of the difference between the dollar and the euro. From April 2006 to October 2006, Blomenco B.V. charged a management fee of €225,000 per annum, but was paid in US dollars at a conversion rate equal to 50% of the difference between the dollar and the euro. From November 2006 - December 2006, Blomenco B.V. charged a management fee of €252,000 per annum and was paid in US dollars at the market conversion rate between the dollar and the euro. In 2006, Blomenco B.V earned fees totaling $349,188, which includes a bonus earned of $115,239.

The following table sets forth information concerning the other compensation granted to the named executive officers for the year ending December 31, 2006.

Name	Year	Medical Premiums	401K Employer Match
Leo Blomen	2006	-	-
Joshua Tosteson	2006	6,451	7,500
Scott M. Schecter	2006	18,842	8,800
Scott Wilshire	2006	16,223	6,837

The following table sets forth information concerning the outstanding equity awards granted to the named executive officers at December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Leo Blomen	18,333	36,667	36,667	4.50	12/11/2011
Joshua Tosteson	15,833	31,667	31,667	4.50	12/11/2011
Scott M. Schecter	66,567 8,000	47,548 16,000	47,548 16,000	4.34 4.50	04/01/2014 12/11/2011
Scott Wilshire	52,414	33,354	33,354	4.34	03/01/2014
	-	28,347	28,347	5.15	06/15/2010
	6,667	13,333	13,333	4.50	12/11/2011

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned on February 28, 2007 for (i) each shareholder known to be the beneficial owner of 5% or more of outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group, assuming the vesting of options granted to Messrs. Schecter and Wilshire through April, 2007. The table assumes a total of 12,769,904 shares of common stock outstanding.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Leo Blomen(1)(2)	429,919	3.36%
Joshua Tosteson(1)(3)	559,430	4.38%
Scott Schecter(1)(4)	179,077	1.39%
Scott Wilshire(1)(5)	68,610	0.53%
Brian Bailys(1)(6)	120,406	0.94%
John J. Freeh(1)(6)	11,500	--
Howard-Yana Shapiro(1)(6)	11,500	--
Michael E. Basham(1)	1,000	--
Philip J. Kranenburg(1)	-0-	--
Brian T. McGee(1)	-0-	--
FuelCell Holdings, LLC(7)	757,445	5.93%
Alysheba Funds(8)	875,000	6.76%
Ardsley Partners Funds(9)	1,100,000	8.48%
Federated Investors, Inc.(10)	1,250,000	9.60%
Magnetar Capital Master Fund, Ltd.(11)	1,498,305	11.51%
Pequot Capital Management, Inc.(12)	866,313	6.78%
Security Management Company, LLC(13)	1,945,846	15.24%
All Executive Officers and Directors as a group (seven persons)(14)	1,381,442	10.62%

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

(1)	c/o 2 Juniper Street, Versailles, PA 15025.

(2)	Includes 18,333 shares of common stock subject to options that vest as of April 31, 2007, but does not include 36,667 shares of common stock that are subject to options that may vest in the future.

(3)	Includes 15,833 shares of common stock subject to options that vest as of April 31, 2007, but does not include 31,667 shares of common stock that are subject to options that may vest in the future.

(4)	Includes 87,246 shares of common stock subject to options that vest as of April 31, 2007, but does not include 50,869 shares of common stock that are subject to options that may vest in the future.

(5)	Includes 68,610 shares of common stock subject to options that vest as of April 31, 2007, but does not include 65,505 shares of common stock subject to options that may vest in the future.

(6)	Includes 11,500 fully vested stock options that were received upon joining the Board of Directors, as well as a subsequent annual grant.

(7)	FuelCell Holdings, LLC has an address at 3201 Enterprise Parkway, Suite 460, Beachwood, Ohio 44122. Mr. Saul Siegel has investment authority over these shares.

(8)
Each of Alysheba QP Fund L.P., Alysheba Fund L.P. and Alysheba Fund Ltd. are registered companies pursuant to the Investment Company Act of 1940. John A. Murphy, manager of the funds and Philip C. Furse, co-manager of the funds, have dispositive and voting authority of all the shares held by the aforementioned investors. Amount includes 175,000 shares of common stock subject to warrants.

(9)
Ardsley Partners Fund II, L.P., Ardsley Institutional Fund, L.P. and Ardsley Offshore Fund, Ltd. are managed by Ardsley Partners, a partner of which, Steven N. Napoli, has the dispositive and voting authority of all the shares held by the aforementioned investors. Amount includes 200,000 shares of common stock subject to warrants.

(10)
Federated Kaufman Fund, a Portfolio of Federated Equity Funds, is a registered company pursuant to the Investment Company Act of 1940. The fund is an affiliate of Federated Securities Corp., a NASD or a broker-dealer registered pursuant to Section 15 of the Exchange Act through common ownership by the parent corporation of each Federated Investors. Amount includes 250,000 shares of common stock subject to warrants.

(11)
Magnetar Financial LLC is the investment advisor of Magnetar Capital Master Fund, Ltd. (“Magnetar Master Fund”) and consequently has voting and investment discretion over securities held by Magnetar Master Fund. Magnetar Financial LLC disclaims beneficial ownership of the shares held by Magnetar Master Fund. Alec Litowitz has voting control over Supernova Management LLC, the general partner of Magnetar Capital Partners LP, the sole managing member of Magnetar Financial LLC. As a result, Mr. Litowitz may be considered the beneficial owner of any shares deemed to be beneficially owned by Magnetar Financial LLC. Mr. Litowitz disclaims beneficial ownership of these shares. Amount includes 250,000 shares of common stock subject to warrants.

(12)
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

(13)
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

(14)	Includes 244,522 shares of common stock subject options that vest as of April 31, 2007, but does not include 184,708 shares of common stock that are subject to options that may vest in the future.

Item 12.	Certain Relationships and Related Transactions

HydroGen has a relationship with Blomenco B.V., a Dutch management services company organized under Dutch law and making available, among other things, the management services of Dr. Leo Blomen, along with the necessary support staff, office and infrastructure. Dr. Blomen spends a minimum of 80% of his time on HydroGen business activities.

From January 2006 to April 2006, Blomenco B.V. charged a management fee of €185,000 per annum, but was paid in US dollars at a conversion rate equal to 50% of the difference between the dollar and the euro. From April 2006 to October 2006, Blomenco B.V. charged a management fee of €225,000 per annum, but was paid in US dollars at a conversion rate equal to 50% of the difference between the dollar and the euro. From November 2006 to December 2006, Blomenco B.V. charged a management fee of €252,000 per annum and was paid in US dollars at the market conversion rate between the dollar and the euro. In 2006, Blomenco B.V earned fees totaling $349,188, which includes a bonus earned of $115,239.

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

3.5	Amendment to Articles of Incorporation - Change of Name to HydroGen Corp. (Incorporated by reference from Form 10-KSB for fiscal year ended December 31, 2005)
3.6	Amendment to Articles of Incorporation - Withdrawal of Certificate of Designations - Series B Preferred Stock (Incorporated by reference from Form 10-KSB for fiscal year ended December 31, 2005)
3.7	By-laws - under the name TSI (Incorporated by reference from Form 10-KSB for fiscal year ended March 31, 2003, Exhibit 3.4)
10.2	Exchange Agreement between Chiste Corporation and HydroGen LLC (Incorporated by reference from Exhibit 2.2 of Form 8-K filed May 18, 2005

Exhibit No.	Description
10.4	Employment Agreement - Joshua Tosteson (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.4)
10.5	Employment Agreement - Scott Schecter (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.5)
10.6	Employment Agreement - Scott Wilshire (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.6)
10.7	Employment Agreement - Greg Morris (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.7)
10.8	Option Agreement - Scott Schecter (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.8)
10.9	Option Agreement - Scott Wilshire (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.9)
10.10	Option Agreement - Greg Morris (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.10)
10.11	Form of General Investor Stock Purchase Agreement, including voting agreement (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.11)
10.12	Form of Preferred Shares Investor Stock Purchase Agreement for institutional investors (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.12)
10.13	Preferred Shares Investor Registration Rights Agreement for institutional investors (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.13)
10.14	Stock Option Plan (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.15)
10.15	Agreement Department of Development of the State of Ohio dated August 26, 2005 (Incorporated by reference from Form 8-K dated July 26, 2005, Exhibit 10.1)
10.16	Patent License from US Department of Energy dated August 26, 2005 (Incorporated by reference from Form 8-K dated July 26, 2005, Exhibit 10.2)
14.1	Code of Ethics (Incorporated by reference from Form 10-KSB for fiscal year ended December 31, 2005)
21.1	Subsidiaries of HydroGen Corp. (Incorporated by reference from Form 10-KSB for fiscal year ended December 31, 2005)
31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Leo Blomen*
31.2	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Joshua Tosteson*
31.3	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Scott Schecter*

Exhibit No.	Description
32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Leo Blomen*
32.2	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Joshua Tosteson*
32.3	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Scott Schecter*
99.1	Year end release

* Filed herewith

b.    Reports on Form 8-K.

On October 12, 2006 the Company filed a Form 8-K stating that it had issued a press release in connection with the installation of a 400kW fuel cell demonstration power plant at the ASHTA Chemicals chlor-alkali manufacturing plant in Ashtabula, Ohio. A copy of the press release was filed with the 8-K.

On December 22, 2006, HydroGen filed a Form 8-K stating that it had elected three new independent directors of the Company. All three persons are financially literate, and each is considered a financial expert by the Company.

Item 14.	Accountants Fees and Services

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

The following table shows the fees paid or accrued for the audit and other services provided by Goldstein Golub Kessler LLP for the years ended December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Audit Fees	$92,387	$71,616
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$92,387	$71,616

Audit services of Goldstein Golub Kessler LLP for the years 2006 and 2005 consisted of the audit of the year end financial statements and the review of the quarterly financial statements of HydroGen and registration statements and other SEC filings.

Because the board of directors of HydroGen does not have an audit committee, the above services and engagements were approved by the Chairman of the board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2007.

HYDROGEN CORPORATION

By:	/s/ Leo Blomen
Leo Blomen
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 15, 2007.

Signature	Capacities	Date

/s/ Leo Blomen Leo Blomen	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2007

/s/ Joshua Tosteson Joshua Tosteson	President (Principal Executive Officer) and Director	March 15, 2007

/s/ Scott M. Schecter Scott M. Schecter	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ Brian Bailys Brian Bailys	Director	March 15, 2007

/s/ Michael E. Basham Michael E. Basham	Director	March 15, 2007

/s/ John Freeh John Freeh	Director	March 15, 2007

/s/ Philip J. Kranenburg Philip J. Kranenburg	Director	March 15, 2007

/s/ Brian T. McGee Brian T. McGee	Director	March 15, 2007

/s/ Howard Yana-Shapiro Howard Yana-Shapiro	Director	March 15, 2007

Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet - December 31, 2006	F-3

Consolidated Statements of Operations - For the Years Ended December 31, 2006 and 2005, and from November 11, 2001 (inception) through December 31, 2006	F-4

Consolidated Statements of Shareholders’ Equity - from November 11, 2001 (inception) through December 31, 2006	F-5

Consolidated Statements of Cash Flows - For the Years Ended December 31, 2006 and 2005, and from November 11, 2001 (inception) through December 31, 2006	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HydroGen Corporation

We have audited the accompanying consolidated balance sheet of HydroGen Corporation (a development stage company) as of December 31, 2006 and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for the years ended December 31, 2006 and 2005 and for the period from November 11, 2001 (inception) through December 31, 2006. These consolidated financial statements are the responsibility of HydroGen Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HydroGen Corporation as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and for the period from November 11, 2001 (inception) through December 31, 2006, in conformity with United States generally accepted accounting principles.

As discussed in Note 10, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 16, 2007

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,170,530
Short-term investments	9,889,603
Accounts receivable	262,408
Other current assets	1,289,995
TOTAL CURRENT ASSETS	25,612,536
Property and equipment, net	3,469,533
Other assets	57,017
TOTAL ASSETS	$29,139,086

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,659,441
Capital lease obligations, current portion	72,295
TOTAL CURRENT LIABILITIES	1,731,736

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	119,773
TOTAL LIABILITIES	$1,851,509

Common stock, par value $0.001, authorized 65,000,000 shares, 12,769,904 and 7,614,904 issued and outstanding at December 31, 2006 and 2005, respectively	12,770

Additional paid-in capital	42,595,815

Deficit accumulated during the development stage	(15,321,008)

TOTAL SHAREHOLDERS’ EQUITY	27,287,577

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,139,086

See accompanying notes to the financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Years Ended December 31,		November 11, 2001 (Inception) through December 31, 2006
	2006	2005
Demonstration Grant Revenue	$610,721	$40,042	$747,423

Costs and expenses (including stock-based compensation expense of $561,331, $626,019, and $1,826,180, respectively)	8,985,568	4,538,347	15,518,154

LOSS FROM OPERATIONS	(8,374,847)	(4,498,305)	(14,770,731)

Interest and other income	1,046,602	196,253	1,244,019

Interest and other financing charges	(95,055)	(564,145)	(770,485)

Charge for repricing conversion price of convertible debt	-	(875,000)	(875,000)

NET LOSS	$(7,423,300)	$(5,741,197)	$(15,172,197)

Weighted average common shares outstanding (basic and diluted)	11,060,986	2,631,633	-

Net loss per share (basic and diluted)	$(0.67)	$(2.18)	-

PRO FORMA

Pro forma weighted average common shares outstanding (basic and diluted)	-	5,380,180	-

Pro forma net loss per share (basic and diluted)	$-	$(0.49)	-

See accompanying notes to the financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Series B Preferred Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance, November 11, 2001 (Inception)	-	-	-	-	-	-	-

Capital contributed on November 11, 2001	-	-	377,704	$378	$476	$-	$854

Net loss	-	-	-	-	-	(5,564)	(5,564)

Balance, December 31, 2001	-	$-	$377,704	$378	$476	$(5,564)	$(4,710)

Net loss	-	-	-	-	-	(104,354)	(104,354)

Balance, December 31, 2002	-	$-	$377,704	$378	$476	$(109,918)	$(109,064)

Net loss	-	-	-	-	-	(163,128)	(163,128)

Balance, December 31, 2003	-	$-	$377,704	$378	$476	$(273,046)	$(272,192)

Equity issued for compensation in January and June, at $22.81 per preferred share	-	-	28,012	28	638,802	-	638,830

Issuance of equity in connection with issuance of convertible notes from November 24 - December 20, at $16.36 per preferred share	-	-	27,850	28	455,480	-	455,508

Net loss	-	-	-	-	-	(1,734,654)	(1,734,654)

Balance, December 31, 2004	-	$-	$433,566	$434	$1,094,758	$(2,007,700)	$(912,508)

Vesting of equity issued for compensation in January and June, 2004 at $22.81 per preferred share	-	-	21,731	22	513,319	-	513,341

Equity issued on March 8 to existing shareholders electing antidilution protection, at $23.18 per preferred share	-	-	4,862	5	112,674	-	112,679

Issuance of equity in connection with issuance of convertible notes from January 4 - February 23, at $16.82 per preferred share	-	-	6,147	6	103,397	-	103,403

Conversion of convertible notes on July 7, 2005	-	-	60,446	60	1,999,940	-	2,000,000

Repricing of convertible notes	-	-	-	-	875,000	-	875,000

Forgiveness of debt by significant shareholder on July 7, 2005	-	-	-	-	150,000	-	150,000

Chiste shareholders’ interest on July 7, 2005, post-reverse merger	375,865	376	-	-	(376)	-	-

	Common Stock		Series B Preferred Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Sale of equity securities on July 7, 2005 at $31.70 per preferred share	-	-	427,072	427	12,394,137	-	12,394,564

Conversion of preferred securities into common stock on August 29, 2005, valued at $4.46 per common share	7,071,735	7,072	(953,824)	(954)	(6,118)	-	-

Dividend - round up of odd-lot shareholders on August 29, September 14 and November 1, valued at $4.53 per share	32,865	33	-	-	148,778	(148,811)	-

Sale of common shares on September 29, 2005 for $4.46 per share	134,439	134	-	-	584,746	-	584,880

Net loss	-	-	-	-	-	(5,741,197)	(5,741,197)

Balance, December 31, 2005	7,614,904	$7,615	$-	$-	$17,970,255	$(7,897,708)	$10,080,162

Sale of common shares on May 2, 2006 for $5.00 per share	5,155,000	5,155	-	-	24,064,229	-	24,069,384

Net Loss	-	-	-	-	-	(7,423,300)	(7,423,300)

Stock based compensation	-	-	-	-	561,331	-	561,331

Balance, December 31, 2006	12,769,904	$12,770	$-	$-	$42,595,815	$(15,321,008)	$27,287,577

See accompanying notes to the financial statements

HYDROGEN CORPORATION AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		November 11, 2001 (Inception) through December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,423,300)	$(5,741,197)	$(15,172,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	230,956	14,343	245,790
Amortization of discount on convertible notes	-	491,242	558,911
Stock-based compensation	561,331	626,019	1,826,181
Financing cost recognized upon change in terms of convertible debt	-	875,000	875,000
Loss on disposal of property and equipment	35,416	-	35,416
Changes in operating assets and liabilities
Increase in accounts receivable	(222,366)	(40,042)	(262,408)
Increase in other current assets	(973,361)	(314,118)	(1,289,995)
Increase in other assets	(42,644)	(14,373)	(57,017)
Increase in accounts payable and accrued expenses	1,046,480	322,989	1,659,441
NET CASH USED IN OPERATING ACTIVITIES	$(6,787,488)	$(3,780,137)	$(11,580,878)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of short-term investments	(24,691,930)	(6,493,482)	(31,185,412)
Maturity of short-term investments	21,295,809	-	21,295,809
Purchase of property and equipment	(2,475,467)	(1,042,196)	(3,522,569)

NET CASH USED IN INVESTING ACTIVITIES	$(5,871,588)	$(7,535,678)	$(13,412,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash, net of expenses, including the exchange of member’s units and preferred stock	24,069,384	12,979,443	37,049,682
Proceeds from notes payable, related parties	-	(467,360)	150,000
Principal payments on capital lease obligations	(36,102)	-	(36,102)
Proceeds from issuance of convertible notes payable including amount allocated to equity component	-	370,000	2,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$24,033,282	$12,882,083	$39,163,580

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,374,206	1,566,268	14,170,530

CASH AND CASH EQUIVALENTS, beginning of period	2,796,324	1,230,056	-
CASH AND CASH EQUIVALENTS, end of period	$14,170,530	$2,796,324	$14,170,530

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$11,038	$116,493	$127,531

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease	$228,170	$-	$228,170
Capital stock issued upon conversion of convertible notes	$-	$2,000,000	$2,000,000
Reduction in note payable to related party credited to paid in capital	$-	$150,000	$150,000
Issuance of equity in connection with issuance of convertible notes	$-	$103,403	$103,403
Dividend - roundup of odd-lot shareholders	$-	$148,811	$148,811

See accompanying notes to the financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 - DESCRIPTION OF THE COMPANY

The business of HydroGen Corporation (the “Company”) commenced in November, 2001 to conduct the business of designing and manufacturing air-cooled Phosphoric Acid Fuel Cell (“PAFC”) power generation systems. On July 7, 2005, the Company became a wholly-owned subsidiary of Chiste Corporation, which was renamed “HydroGen Corporation” on August 18, 2005.

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

Prior to the closing of the Exchange Agreement, HydroGen raised gross proceeds of approximately $6,500,000 through the sale of membership units. In addition, in connection with the exchange, Chiste sold 211,569 preferred shares to an institutional investor for $7,000,000. The shareholders of Chiste prior to this transaction owned, immediately after the transaction on a fully diluted basis, common shares amounting to approximately 5% of the common stock of Chiste, and the holders of Company LLC Units and new investors held approximately 95% of the outstanding common stock on a fully diluted basis. In September, 2005, the Company registered for resale shares of common stock of certain holders into which the Series B Preferred Stock was converted. The above described exchange transaction is being treated as a recapitalization of HydroGen, and the accompanying financial statements reflect the impact of the recapitalization for all periods presented.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 2 - RECAPITALIZATION - Continued

As described in Note 9, the Company had outstanding $2,000,000 in principal amount of convertible notes which bore interest at 6% per annum. Although the conversion rate was $222,222 per membership unit of the Company, as part of the transactions described above, the Company extended an offer to the holders of the bridge notes to convert the outstanding principal for units in the Company at the conversion rate of $125,000 per Unit. The revised conversion price was equivalent to the price paid for membership units in the fund raise described above. All of the notes were subsequently converted on July 7, 2005, and the Company paid approximately $69,000 in interest expense to the note holders at that time. In the third quarter of 2005, the Company recorded a non-cash charge of $875,000 related to the repricing of the convertible notes.

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
December 31, 2006

NOTE 4 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of HydroGen Corporation and its wholly-owned subsidiary, HydroGen LLC. All significant intercompany balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of a sale exists, the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. For arrangements which include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserves for sales returns and allowances are estimated and provided for at the time of shipment. Demonstration grant revenue is recognized as the Company incurs reimbursable costs as set forth under the contract. All of the Company’s revenue in 2006 and 2005 is from grant agreements with State of Ohio government agencies.

Accounts Receivable

Accounts receivable consist of obligations due from government agencies for the demonstration of our fuel cell power generator under a development grant. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At December 31, 2006 and 2005 the Company had outstanding accounts receivable of $262,000 and $40,000, respectively. The Company recorded no bad debt expense during the years ended December 31, 2006 and 2005 for accounts receivable.

Credit Risk

From time to time the Company maintains cash deposits with its principal bank in excess of FDIC insured limits. The Company has not experienced any losses in these accounts.

At December 31, 2006, substantially all of HydroGen’s cash and short-term investments are on deposit within three financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of related assets as follows:

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 4 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Computer equipment and software - three to seven years
Machinery and equipment - three to fifteen years
Leasehold improvements - the shorter of the lease term or the asset’s useful life
Office equipment - three to seven years

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. Research and development expense for the years ended December 31, 2006 and 2005 and the period from November 11, 2001 (inception) to December 31, 2006, was approximately $4,081,000, $1,164,000, and $5,538,000, respectively.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers its short-term cash investments, which have an original maturity of three months or less, to be cash equivalents.

Loss and Pro Forma Loss Per Share

Loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period. Shares to be issued upon the exercise of options and warrants aggregating 2,472,627 and 420,880, respectively, as of December 31, 2006 and 2005 are not included in the computation of loss per share as their effect is antidilutive. Prior to August 19, 2005, the Company had no common shares outstanding. From inception to July 7, 2005, the Company was a limited liability company and accordingly did not have any shares of common stock outstanding during that time period.

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

Pro forma weighted average shares for the year-ended December 31, 2005 assumes that all equity outstanding and/or issued during those periods that were subsequently converted into common shares on August 29, 2005, were common share equivalents at the original date of issuance.

Equity-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s 2005 Performance Equity Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 4 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Share-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. HydroGen adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

The following table illustrates the effect on net loss for the year ended December 31, 2005 as if we had applied the fair value method to our stock-based compensation:

December 31, 2005
Net loss, as reported	$(5,741,197)
Pro forma stock compensation expense, net of tax benefit	(161,957)
Pro forma net loss	$(5,903,154)
Net loss per share, basic and diluted, as reported	$(2.18)
Pro forma stock compensation expense	(0.06)
Pro forma	$(2.24)

As a result of adopting SFAS 123R, the Company recorded pretax compensation expense of $561,331 for the year ended December 31, 2006. Stock-based compensation is included in each expense category that includes salary expense. The Company has recorded a full valuation allowance on the deferred tax asset related to stock-based compensation and therefore, no tax benefit is recognized for the year ended December 31, 2006.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 4 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Recently Issued Accounting Standards

SFAS No. 157, “Fair Value Measurements” In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company January 1, 2008. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and sets forth recognition, derecognition and measurement criteria for tax positions taken or expected to be taken in a tax filing. For HydroGen, this guidance will apply to all tax positions taken or expected to be taken beginning on January 1, 2007. We do not expect the adoption of FIN 48 to have a significant impact on our financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2005 Financial Statements to conform to the 2006 presentation.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 5 - INVESTMENTS

At December 31, 2006, investments consisted of the following:

Security	Carrying Amount	Unrealized Gain/(Loss)	Fair Value

Federal Home Loan Bank Bonds, 2.35%, January 16, 2007 maturity	$224,716	$(29)	$224,687

Federal Home Loan Bank Bonds, 3.25%, January 30, 2007 maturity	199,679	(18)	199,661

Federal National Mortgage Association Notes, 4.00%, February 23, 2007 maturity	1,497,666	(915)	1,496,751

Federal National Mortgage Association Notes, 3.625%, March 15, 2007 maturity	2,990,605	(2,324)	2,988,281

Federal National Mortgage Association Notes, 4.25%, July 15 2007 maturity	4,976,937	(6,624)	4,970,313

	$9,889,603	$(9,910)	$9,879,693

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006.

December 31, 2006
Computer equipment and software	$138,948
Machinery and equipment	1,836,982
Leasehold improvements	1,277,665
Office equipment	73,505
Assets under construction	677,814
4,004,914

Less accumulated depreciation	535,381
$3,469,533

Assets under construction include assets related to leasehold improvements of the Company’s manufacturing facility, manufacturing equipment, and equipment for the Company’s first commercial demonstration power plant. Depreciation of these assets will begin when they are placed in service.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 6 - PROPERTY AND EQUIPMENT - Continued

Depreciation expense of property and equipment for the years ended December 31, 2006 and 2005 and for the period November 11, 2001 (inception) to December 31, 2006 was $ $231,000, $14,000, and $246,000, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2006, accounts payable and accrued expenses include the following:

Accounts payable	$769,874
Accrued payroll & bonuses	638,795
Other	250,772
$1,659,441

NOTE 8 - INCOME TAXES

Subsequent to the consummation of the Exchange Agreement in July 2005, HydroGen LLC became a wholly-owned subsidiary of HydroGen Corporation; and for tax purposes, the Company is being treated as a C corporation rather than a limited liability company. At this time, the Company began accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that such portion of the deferred tax asset will not be realized.

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets
Net operating losses	$4,455,000	$1,488,000
Compensation & Benefits	228,000	0
Other	49,000	0
Total deferred tax assets	4,732,000	1,488,000
Deferred tax liabilities
Depreciation	112,000	0
Total deferred tax liabilities	112,000	0
Net deferred tax asset	$4,620,000	$1,488,000
Valuation allowance	4,620,000	1,488,000
Net deferred tax asset	$0	$0

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 8 - INCOME TAXES - Continued

A reconciliation between the statutory and effective tax rates follows:

	Years ended December 31,
	2006	2005
Statutory tax rate	(34.0)%	(34.0)%
Increases (decreases) resulting from
State taxes, net of federal benefit	(6.6)	(5.3)
Permanent Differences	1.1	5.3
Loss incurred as a Limited Liability Company	0	14.3
Increase in valuation allowance	39.5	19.7
Effective Tax Rate	0%	0%

The Company has accumulated federal operating losses of approximately $11.2 million and $3.8 million as of December 31, 2006 and December 31, 2005 respectively, which will expire between 2012 and 2026, if not utilized. The Company has accumulated state operating losses of approximately $9.8 million and $3.8 million as of December 31, 2006 and December 31, 2005 respectively, which will expire between 2015 and 2016, if not utilized. The Company’s recapitalization, described in Note 2, may have significantly impaired the Company’s ability to utilize pre-recapitalization net operating losses as a result of limitations imposed under Internal Revenue Code Section 382. As of December 31, 2006, the Company has weighed the available evidence and determined that it is appropriate to carry a full valuation allowance against its net deferred tax asset until such time as management is reasonably certain that these assets will be realizable.

NOTE 9 - CONVERTIBLE NOTES

The Company completed a $2,000,000 private placement of securities whereby, for each $10,000 received, it issued investment units consisting of a $10,000 convertible note and a .045 membership unit. The Company received proceeds of $370,000 and $1,630,000 during the years ended December 31, 2005 and 2004, respectively.

The convertible notes bore interest at the rate of 6% per annum and were convertible into membership units of the Company on the basis of .045 units per $10,000 of convertible amount. If not converted into membership units, the convertible notes, including accrued interest, were payable in full on June 30, 2005.

A value of approximately $559,000 was allocated to the issuance of membership units which was based on the value of LLC Units previously sold in a private transaction. This amount was reflected as a discount to the convertible notes payable and was amortized over the life of the loan. For the year ended December 31, 2005, $491,000 was amortized to the debt component and included as additional interest expense. As discussed in Note 2 above, the convertible notes were converted into membership units as part of HydroGen’s private placement, which closed on July 7, 2005.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 10 - SHARE-BASED COMPENSATION

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

As discussed in Note 3, Basis of Presentation and Summary Significant Accounting Policies - Equity-Based Compensation, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the year ended December 31, 2006 of $561,331 of which $237,205 was recorded to research and development and $324,127 to selling, general and administrative expenses. These expenses increased basic and diluted loss per share by $0.05 for the year ended December 31, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Company’s common shares have only traded publicly since July, 2005, expected volatility for the years ended December 31, 2006 and 2005 is estimated based on an arithmetic average of the volatility of 5 publicly-traded companies that operate in HydroGen’s space or sell into similar markets. As the Company was not a publicly traded company before July 7, 2005, 0% volatility was used in accordance with SFAS 123 for options issued to employees prior to becoming a public company. We have insufficient history by which to estimate the expected term of the options, but used an estimate for grants of “plain vanilla” stock options based on a formula proscribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. Because HydroGen’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 10 - SHARE-BASED COMPENSATION - Continued

The following table summarizes the assumptions used for options granted during the years ended 2006 and 2005.

	2006	2005
Expected life (in years)	3.5 - 5.0	5.0
Risk-free interest rate	3.67% - 5.04%	3.90%
Volatility	66.0% - 74%	0.0 - 119.0%
Dividend yield	--	--

The following table summarizes the Company’s stock option activity for the years ended December 31, 2006 and 2005:

	Number of Options	Weighted Average Option Price	Aggregate Intrinsic Value
Outstanding at December 31, 2004	--	$--
Granted	420,880	$4.48
Exercised	--	--
Forfeited/Cancelled	--	--
Outstanding at December 31, 2004	420,880	$4.48	$744,879
Exercisable at December 31, 2005	178,235	$4.37	$334,485
Vested and expected to vest at December 31, 2006	399,836	$4.48	$707,635

Outstanding at December 31, 2005	420,880	$4.48
Granted	783,422	$4.96
Exercised	--	--
Forfeited/Cancelled	(149,300)	$5.32
Outstanding at December 31, 2006	1,055,002	$4.73	$297,020
Exercisable at December 31, 2006	397,912	$4.55	$184,947
Vested and expected to vest at December 31, 2006	895,348	$4.71	$278,460

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 10 - SHARE-BASED COMPENSATION - Continued

A summary of the status of the Company’s non-vested stock options as of December 31, 2006, and of changes during the year ended December 31, 2006, is presented below:

	Number of Options	Weighted Average Option Price
Non-vested at December 31, 2005	242,645	$4.56
Granted	783,422	4.96
Vested	(219,677)	4.70
Forfeited/Cancelled	(149,300)	5.32
Outstanding at December 31, 2006	657,090	$4.84

As of December 31, 2006, there was $1,086,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a remaining weighted average life of 2.05 years.

The weighted average grant-date fair value of options granted during the year ended December 31, 2006 and 2005 was $2.52 and $1.40, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.34	342,345	8.13	$4.34	261,444	$4.34
$4.50	200,260	4.94	4.50	69,500	4.50
$4.90	271,480	4.81	4.90	7,500	4.90
$5.10	68,535	8.96	5.10	33,868	5.10
$5.15	87,247	4.54	5.15	-	5.15
$5.25	44,500	9.29	5.25	-	-
$5.56	16,535	3.25	5.56	3,100	5.56
$6.05	22,500	4.38	6.05	22,500	6.05
$6.20	1,600	4.38	6.20	-	6.20
	1,055,002	6.31	$4.73	397,912	$4.55

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 11 - GRANTS FROM THE STATE OF OHIO

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

The Company has submitted requests for payment under this grant totaling approximately $597,000, $372,000 of which was paid through December 31, 2006.

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
December 31, 2006

NOTE 11 - GRANTS FROM THE STATE OF OHIO - Continued

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

Work under the Grant commenced in late June of 2006. The Company has submitted requests for payment under this grant totaling approximately $53,000, $17,000 of which has been paid through December 31, 2006.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

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

On October 19, 2005, the Company entered into an agreement to lease approximately 1,700 square feet of office space in New York City for 61 months at a base rent of approximately $69,700 in the first year, increasing by 2.5% in each subsequent year. The lease includes provisions for additional payments related to the Company’s pro rata share of annual increases in real estate taxes. The Company’s occupancy of this space commenced on December 1, 2005.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES - Continued

In November 2006, the Company executed a 1 year agreement to lease office space in Cleveland, Ohio, which will serve as the Company’s headquarters, consistent with the terms of the development grant provided to the Company by the State of Ohio (see Note 11). The Company is renting the space at a base rent of approximately $2,300 per month.

Rent expense for the years ended December 31, 2006 and 2005, and for the period from November 11, 2001 (inception) to December 31, 2006 were approximately $246,000, $168,000 and $528,000, respectively.

Future minimum lease payments under operating leases are as follows:

Years Ending December 31,	Amount
2007	$270,000
2008	251,000
2009	253,000
2010	190,000
Total	$964,000

Capital Leases

During November of 2006, the Company executed two capital leases for equipment that is expected to be delivered during March of 2007. The lease term will begin on the date the Company inspects and accepts receipt of the equipment. A capital lease obligation of $67,000 and $68,000 will result upon acceptance of the equipment.

NOTE 13 - DEFINED CONTRIBUTION PLAN

The Company initiated a defined contribution plan in January of 2006. The retirement savings plan was made available to all U.S. employees who have met minimum length-of-service requirements. The Company matches employees’ contributions at the rate of 50% of the first 8% contributed. Pension expense for the year ended December 31, 2006 was $76,000.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 14 - DEVELOPMENT STAGE OPERATIONS, RISKS AND UNCERTAINTIES

The Company commenced operations on November 11, 2001, with the transfer of assets and PAFC technology from FuelCell Corporation of America (FCA), the Company’s then majority member. The Company was formed to commercialize the PAFC technology developed by Westinghouse Corporation. In addition to the technology, the Company owns the manufacturing assets for production of commercial-ready 400 kW air-cooled modules.

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

NOTE 15 - RELATED PARTY TRANSACTIONS AND EQUITY ISSUED IN EXCHANGE FOR SERVICES

FCA provided short-term working capital loans evidenced by promissory notes from the Company. These notes were payable on demand and accrued interest at 8% per annum. Outstanding borrowings were $267,360 as of December 31, 2004. Additionally, FCA provided an interest free line of credit to the Company of $350,000, all of which was drawn and was also outstanding at December 31, 2004. FCA agreed that, upon repayment of the $350,000 non-interest bearing note, it would forgive the principal balance of the interest-bearing loans by $150,000. On July 7, 2005, upon the closing of the Exchange Agreement and the receipt of proceeds from the sale of equity, as described in Note 2, the $350,000 non-interest bearing note held by FCA was repaid in full, and the working capital notes held by the same party were also repaid, less $150,000 which, as described above, was forgiven. For the year ended December 31, 2005 interest expense to FCA approximated $11,000.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 15 - RELATED PARTY TRANSACTIONS AND EQUITY ISSUED IN EXCHANGE FOR SERVICES - Continued

Additionally, the Company made payments to a company controlled by the same party that has a controlling interest in FCA for laboratory and administrative support services, which amounted to approximately $17,000 for the years ended December 31, 2005. The amount paid during the year ended December 31, 2005 was accrued by the Company in periods prior to the year ended December 31, 2004.

In February, 2005, an entity controlled by the same party that has a controlling interest in FCA purchased the industrial complex that includes the Company’s former manufacturing facility. In April, 2005, the Company increased the amount of space it rented in its former facility from approximately 10,500 square feet to approximately 35,000 square feet. In October 2005, the Company moved its manufacturing operations and certain administrative functions to a new facility in Versailles, PA (see Note 12). In March 2006 the Company fully vacated the Jefferson Hills facility. The Company paid this entity approximately $92,000 in rent expense during the year ended December 31, 2005.

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

The Company granted two executive officers an aggregate of 5.278 LLC Units for services to be rendered, subject to a 12 month vesting schedule. One individual received 2.0 LLC Units in January, 2004, and was fully vested in those units at December 31, 2004. The second individual received 3.278 LLC Units in June, 2004 and, at December 31, 2005 and 2004, had a 100% and 50% vested interest in those units, respectively. The value of the LLC Units at the date of issuance was charged to expense ratably over the vesting period. The fair value of the LLC Units at the date of issuance was based on the value of LLC Units previously sold in a private transaction.

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

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 15 - RELATED PARTY TRANSACTIONS AND EQUITY ISSUED IN EXCHANGE FOR SERVICES - Continued

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