Form 10QSB
period 2007-03-31
HydroGen CORP
filed 2007-05-09
CIK 1124394

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2007

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

As of May 1, there were 12,769,904 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Consolidated Balance Sheets, March 31, 2007 (unaudited) and December 31, 2006	2

	Consolidated Statements of Operations for the three month periods ended March 31, 2007 and 2006 and for the period from inception (November 11, 2001) to March 31, 2007 (unaudited)	3

	Consolidated Statements of Shareholders’ Equity (Deficiency) from Inception to March 31, 2007	4

	Consolidated Statements of Cash Flows for the three month periods ended March 31, 2007 and 2006 and for the period from inception (November 11, 2001) to March 31, 2007 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits and Reports on Form 8-K	25

Signatures		26

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

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2007	DECEMBER 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,705,024	$14,170,530
Short-term investments	10,158,888	9,889,603
Accounts receivable	436,065	262,408
Other current assets	1,190,792	1,289,995
TOTAL CURRENT ASSETS	21,490,769	25,612,536
Property and equipment, net	3,928,514	3,469,533
Other assets	57,067	57,017
TOTAL ASSETS	$25,476,350	$29,139,086
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,039,900	$1,659,441
Capital lease obligations, current portion	74,188	72,295
TOTAL CURRENT LIABILITIES	1,114,088	1,731,736
LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	100,199	119,773
TOTAL LIABILITIES	$1,214,287	$1,851,509
Common stock, par value $0.001, authorized 65,000,000 shares, 12,769,904 issued and outstanding at March 31, 2007 and December 31, 2006, respectively.	12,770	12,770
Additional paid-in capital	42,715,868	42,595,815
Deficit accumulated during the development stage	(18,466,575)	(15,321,008)
TOTAL SHAREHOLDERS’ EQUITY	24,262,063	27,287,577
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,476,350	$29,139,086

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE QUARTERS ENDED March 31,		NOVEMBER 11, 2001 (INCEPTION) THROUGH
	2007	2006	March 31, 2007
Demonstration Grant Revenue	$436,065	$49,433	$1,183,488
Costs and expenses (including stock-based compensation expense of $120,053, $91,039, and $1,946,233 respectively)	3,846,733	1,406,178	19,364,887
LOSS FROM OPERATIONS	(3,410,668)	(1,356,745)	(18,181,399)
Interest and other income	268,993	94,618	1,513,012
Interest and other financing charges	(3,892)	-	(774,377)
Charge for repricing conversion price of convertible debt	-	-	(875,000)
NET LOSS	$(3,145,567)	$(1,262,127)	$(18,317,764)

Weighted average common shares outstanding (basic and diluted)	12,769,904	7,614,904
Net loss per share (basic and diluted)	$(0.25)	$(0.17)

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Series B Preferred Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance, November 11, 2001 (Inception)	-	-	-	-	-	-	-
Capital contributed on November 11, 2001	-	-	377,704	$378	$476	$-	$854
Net loss	-	-	-	-	-	(5,564)	(5,564)
Balance, December 31, 2001	-	$-	377,704	$378	$476	$(5,564)	$(4,710)
Net loss	-	-	-	-	-	(104,354)	(104,354)
Balance, December 31, 2002	-	$-	377,704	$378	$476	$(109,918)	$(109,064)
Net loss	-	-	-	-	-	(163,128)	(163,128)
Balance, December 31, 2003	-	$-	377,704	$378	$476	$(273,046)	$(272,192)
Equity issued for compensation in January and June, at $22.81 per preferred share	-	-	28,012	28	638,802	-	638,830
Issuance of equity in connection with issuance of convertible notes from November 24 - December 20, at $16.36 per preferred share	-	-	27,850	28	455,480	-	455,508
Net loss	-	-	-	-	-	(1,734,654)	(1,734,654)
Balance, December 31, 2004	-	$-	433,566	$434	$1,094,758	$(2,007,700)	$(912,508)
Vesting of equity issued for compensation in January and June, 2004 at $22.81 per preferred share	-	-	21,731	22	513,319	-	513,341
Equity issued on March 8 to existing shareholders electing antidilution protection, at $23.18 per preferred share	-	-	4,862	5	112,674	-	112,679
Issuance of equity in connection with issuance of convertible notes from January 4 - February 23, at $16.82 per preferred share	-	-	6,147	6	103,397	-	103,403
Conversion of convertible notes on July 7, 2005	-	-	60,446	60	1,999,940	-	2,000,000
Repricing of convertible notes	-	-	-	-	875,000	-	875,000
Forgiveness of debt by significant shareholder on July 7, 2005	-	-	-	-	150,000	-	150,000
Chiste shareholders’ interest on July 7, 2005, post-reverse merger	375,865	376	-	-	(376)	-	-
Sale of equity securities on July 7, 2005 at $31.70 per preferred share	-	-	427,072	427	12,394,137	-	12,394,564

	Common Stock		Series B Preferred Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Conversion of preferred securities into common stock on August 29, 2005, valued at $4.46 per common share	7,071,735	7,072	(953,824)	(954)	(6,118)	-	-
Dividend - round up of odd-lot shareholders on August 29, September 14 and November 1, valued at $4.53 per share	32,865	33	-	-	148,778	(148,811)	-
Sale of common shares on September 29, 2005 for $4.46 per share	134,439	134	-	-	584,746	-	584,880
Net loss	-	-	-	-	-	(5,741,197)	(5,741,197)
Balance, December 31, 2005	7,614,904	$7,615	-	$-	$17,970,255	$(7,897,708)	$10,080,162
Sale of common shares on May 2, 2006 for $5.00 per share	5,155,000	5,155	-	-	24,064,229	-	24,069,384
Net loss	-	-	-	-	-	(7,423,300)	(7,423,300)
Stock based compensation	-	-	-	-	561,331	-	561,331
Balance, December 31, 2006	12,769,904	$12,770	-	$-	$42,595,815	$(15,321,008)	$27,287,577
Net loss	-	-	-	-	-	(3,145,567)	(3,145,567)
Stock based compensation	-	-	-	-	120,053	-	120,053
Balance, March 31, 2007	12,769,904	$12,770	-	$-	$42,715,868	$(18,466,575)	$24,262,063

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE QUARTERS ENDED MARCH 31,		NOVEMBER 11, 2001 (INCEPTION) THROUGH MARCH 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,145,567)	$(1,262,127)	$(18,317,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	132,860	30,522	378,650
Amortization of discount on convertible notes	-	-	558,911
Stock-based compensation	120,053	91,039	1,946,234
Financing cost recognized upon change in terms of convertible debt	-	-	875,000
Loss on disposal of property and equipment	-	-	35,416
Changes in operating assets and liabilities:
Increase in accounts receivable	(173,657)	(9,390)	(436,065)
Decrease (Increase) in other current assets	99,203	132,434	(1,190,792)
Increase in other non-current assets	(50)	(29,042)	(57,067)
(Decrease) Increase in accounts payable and accrued expenses	(619,541)	(65,337)	1,039,900
NET CASH USED IN OPERATING ACTIVITIES	$(3,586,699)	$(1,111,901)	$(15,167,577)
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of short-term investments	(5,994,285)	(3,355,231)	(37,179,697)
Maturity of short-term investments	5,725,000	6,493,482	27,020,809
Purchase of property and equipment	(591,841)	(597,853)	(4,114,410)
NET CASH USED IN INVESTING ACTIVITIES	$(861,126)	$2,540,398	$(14,273,298)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash, net of expenses, including the exchange of member’s units and preferred stock	-	-	37,049,682
Proceeds from notes payable, related parties	-	-	150,000
Principal payments on capital lease obligations	(17,681)	-	(53,783)
Proceeds from issuance of convertible notes payable including amount allocated to equity component	-	-	2,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$(17,681)	$-	$39,145,899
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,465,506)	1,428,497	9,705,024
CASH AND CASH EQUIVALENTS, beginning of period	14,170,530	2,796,324	-
CASH AND CASH EQUIVALENTS, end of period	$9,705,024	$4,224,821	$9,705,024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,892	$-	$131,423
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease	$-	$-	$228,170
Capital stock issued upon conversion of convertible notes	$-	$-	$2,000,000
Reduction in note payable to related party credited to paid in capital	$-	$-	$150,000
Issuance of equity in connection with issuance of convertible notes	$-	$-	$103,403
Dividend - roundup of odd-lot shareholders	$-	$-	$148,811

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ending December 31, 2006. Operating results for the three months ending March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The balance sheet for December 31, 2006 was derived from the audited balance sheet included in the consolidated financial statements. For further information, refer to HydroGen’s consolidated financial statements and footnotes for the year ended December 31, 2006 included in HydroGen’s Form 10-KSB.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of a sale exists, the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. For arrangements which include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserves for sales returns and allowances are estimated and provided for at the time of shipment. Demonstration grant revenue is recognized as the Company incurs reimbursable costs as set forth under the contract. The Company’s revenue in the three months ended March 31, 2007, is from two grant agreements with State of Ohio government agencies.

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
March 31, 2007
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

Net Loss Per Share

Loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period. Shares to be issued upon the exercise of options and warrants aggregating 2,472,627 and 543,580, respectively, as of March 31, 2007 and 2006 are not included in the computation of loss per share as their effect is antidilutive.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s 2005 Performance Equity Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Share-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. HydroGen adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the three months ended March 31, 2007 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

As a result of adopting SFAS 123R, the Company recorded pretax compensation expense of $120,053 and $91,039 for the three month periods ended March 31, 2007 and 2006, respectively. Stock-based compensation is included in each expense category that includes salary expense. The Company has recorded a full valuation allowance on the deferred tax asset related to stock-based compensation and therefore, no tax benefit is recognized for the three month periods ended March 31, 2007 and 2006.

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

The warrants issued to investors and the placement agent are exercisable at $6.60 per share at any time until May 2, 2011. On July 19, 2006, a registration statement that the Company filed covering the re-offer and re-sale of the common stock issued in the private offering and the Common Stock underlying the warrants was declared effective by the Securities and Exchange Commission.The Company is using the proceeds of the private placement for commercial demonstration of the Company’s products, advanced manufacturing development efforts, sales and marketing efforts and general working capital purposes.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

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

As discussed in Note 2, Basis of Presentation and Summary Significant Accounting Policies - Equity-Based Compensation, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the 3 months ended March 31, 2007 and 2006 of approximately $120,000 and $91,000, respectively. These expenses increased basic and diluted loss per share by $0.01 and $0.02 for the 3 months ended March 31, 2007 and 2006 respectively.

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

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 4 -	SHARE-BASED COMPENSATION - Continued

The following table summarizes the assumptions used for options granted during the 3 months ended March 31, 2006. There were no option grants during the 3 months ended March 31, 2007.

2006
Expected life (in years)	5.0
Risk-free interest rate	4.68%
Volatility	74.0%
Dividend yield	—

The following table summarizes the Company’s stock option activity for the 3 months ended March 31, 2007:

	Number of Options	Weighted Average Option Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,055,002	$4.73
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at March 31, 2007	1,055,002	$4.73	$212,911

Exercisable at March 31, 2007	423,102	$4.55	$145,986
Vested and expected to vest at March 31, 2007	868,093	$4.70	$201,803

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 4 -	SHARE-BASED COMPENSATION - Continued

A summary of the status of the Company’s non-vested stock options as of March 31, 2007, and of changes during the 3 months ended March 31, 2007, is presented below:

	Number of Options	Weighted Average Option Price
Non-vested at December 31, 2006	657,090	$4.84
Granted	—	—
Vested	(25,190)	4.56
Forfeited/Cancelled	—	—
Outstanding at March 31, 2007	631,900	$4.85

As of March 31, 2007, there was $884,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a remaining weighted average life of 1.94 years.

The weighted average grant-date fair value of options granted during the 3 months ended March 31, 2006 was $3.61. There were no grants of options during the 3 months ended March 31, 2007.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2007:

	Options Outstanding			Options Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.34	342,345	7.88	$4.34	278,100	$4.34
$4.50	200,260	4.69	4.50	69,500	4.50
$4.90	271,480	4.56	4.90	15,000	4.90
$5.10	68,535	8.71	5.10	33,868	5.10
$5.15	87,247	4.29	5.15	-	5.15
$5.25	44,500	9.04	5.25	-	-
$5.56	16,535	3.00	5.56	4,134	5.56
$6.05	22,500	4.13	6.05	22,500	6.05
$6.20	1,600	4.13	6.20	-	6.20
	1,055,002	6.06	$4.73	423,102	$4.55

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 5 -	INCOME TAXES

The Company adopted the standards of Financial Accounting Standards Board Interpretation 48 (“FIN48”) as of January 1, 2007. As of January 1, 2007, the Company had $0 of unrecognized tax benefits and no uncertain tax positions that would impact the financial statements if recognized. The Company continues to have $0 of unrecognized tax benefits and no certain tax positions as of March 31, 2007. Based on this, the Company has not recorded a cumulative effect adjustment upon adoption. The Company would recognize interest and penalties as income tax expense in financial statements if it was required to record such expenses. As of January 1, 2007 and March 31, 2007, there are no interest and/or penalties recorded related to uncertain tax positions. The tax year 2003 - 2006 remain subject to examination by the major taxing jurisdictions in which we operate.

NOTE 6 -	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2007.

March 31, 2007
Machinery and equipment	$1,891,861
Leasehold improvements	1,299,781
Computer equipment and software	138,948
Office equipment	73,505
Assets under construction	1,192,660
4,596,755

Less accumulated depreciation	668,241
$3,928,514

Assets under construction include assets related to leasehold improvements of the Company’s manufacturing facility and manufacturing equipment. Depreciation of these assets will begin when they are placed in service.

NOTE 7 -	GRANTS FROM THE STATE OF OHIO

State of Ohio Development Grant

On August 26, 2005, the State of Ohio, Department of Development, provided to HydroGen Corporation, $1,250,000 as a development grant for a three phase program to deploy, demonstrate and commercialize the Company’s 400 kW phosphoric acid fuel cell system. The grant is under an Ohio Fuel Cell Initiative Demonstration Program and is to be used towards the costs associated with the commercial demonstration and validation of the Company’s air-cooled phosphoric acid fuel cell module technology and for the procurement and preparation of the plant equipment, system engineering, plant construction and initial operations. The grant was given on the understanding that the Company will establish the corporation headquarters in Ohio within the next two years, locate manufacturing facilities in Ohio by 2008, and create new full-time jobs at both the skilled and unskilled level. The development work is expected to be undertaken during the period 2005 to 2008. The grant was also contingent on the Company raising its own capital, which it achieved in July 2005.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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

The Company has submitted requests for payment under this grant totaling approximately $988,000, $597,000 of which was paid through March 31, 2007.

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
March 31, 2007
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

Work under the Grant commenced in June of 2006. The Company has submitted requests for payment under this grant totaling approximately $98,000, $53,000 of which has been paid through March 31, 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Plan of Operation

HydroGen’s business plan is divided into three stages: market entry, cost reduction, and growth.  Management anticipates that the market entry stage will last through the first half of 2008.  During this period, HydroGen is focusing its efforts on the following activities:

1. Ramp up fuel cell manufacturing operations to achieve 2 MW per year single-shift production capacity. HydroGen has invested most of the intended $1,500,000-$2,000,000 to ramp up its manufacturing facilities to achieve initial pilot production capacity of 2 MW (five 400 kW modules) per annum on single shift, or 4MW or more per year on multiple shift basis, and to recapture the performance and operation of the original Westinghouse design of the module.  These funds have been used to acquire certain additional production equipment, to implement certain facilities upgrades and to prepare and train a new team of production staff in the fuel cell production processes. All production lines are now in operation.

2. Manufacture 400 kW modules. HydroGen has started production of three or more new 400 kW air-cooled phosphoric acid fuel cell modules in our manufacturing facilities for use during the market entry phase. The modules will be tested at our facilities, and then delivered to customer demonstration sites in the field.  Management has allocated $2,000,000 to $3,500,000 to manufacturing activities.

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

Management has allocated additional funds for the construction and operation of additional test facilities to expand product and technology testing and validation activities. These include:

(a) An additional, transportable 10-cell stack pressurized test facility (2.5 kW), which will allow us to undertake operational field tests at customer sites with different gas compositions. This facility is in the procurement and construction phase.

(b) A series of two atmospheric 3-cell test facilities, which will be used to test differences and changes in cell-design, component materials, and geometry in full-scale cells, prior to pressurized testing in the 2.5 kW test stand. These 3-cell test facilities will be constructed at the Company’s Wright Fuel Cell Group facility in Cleveland, OH. These facilities are in the design and engineering phase.

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

5. Sales and marketing.  The initial sales goal is to achieve firm orders for 2-2 MW of fuel cell power plants on a semi-commercial basis, and contingent orders for full-scale commercial fuel cell power plants in the range of 25-50 MW aggregate capacity, in addition to the one already-contracted 400 kW commercial demonstration power plant.  A principal purpose of the commercial demonstration and semi-commercial power plants is to obtain a successful validation and performance history for the core 400 kW module and the 2 MW standard commercial product. Once successful validation of the core module is obtained, we anticipate that the contingency related to commercial orders received for full-scale fuel cell power plants will be removed.  To achieve our sales and marketing objectives, HydroGen is developing a pipeline of projects, with several large generators of by-product hydrogen and other potential customers who have expressed interest in acquiring fuel cell power plants, and management believes that it could conclude agreements with one or more of these entities within the next 9 months.

On October 17, 2006, HydroGen announced that it had signed an agreement with ASHTA Chemicals to install and operate a 400kW fuel cell demonstration power plant at ASHTA’s chlor-alkali manufacturing plant in Ashtabula, OH.  This effort is being supported by a $1,250,000 award that the Company received from the State of Ohio Department of Development, and the Company expects to install the fuel cell module in the second half of 2007. The Company may also decide to develop one or more projects of similar capacity at another customer’s site.

Sales and marketing will take place concurrently with the previously described phases of the business plan during the development stage.  Marketing the kind of disruptive product that HydroGen offers involves a multifaceted decision process, and it typically takes multiple contacts and a substantial customer educative endeavor to achieve firm commitments and orders.

Once HydroGen has achieved the objectives of its market entry stage, it will enter the cost reduction stage of the business plan.  This stage has started and is expected to last through the end of 2008 or first half of 2009.  Management estimates that approximately $20-35 million in additional equity capital, plus approximately $15-20 million in debt, will be required to execute this phase of the business plan. The Company has no agreements or arrangements for such funding at this time. The principal goals of this stage of development will be to:

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

After successful completion of the objectives of the cost reduction phase of the business plan, HydroGen plans to expand the automated production facility to 100 MW/year capacity or greater; expand sales and production capacity further through strategic alliances with overseas manufacturers and distributors; and further drive down costs through maturation of our outsourcing activities.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those accounting policies can be found in the notes to the consolidated financial statements set forth in the Annual Report on Form 10-KSB. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of our financial condition and results of operations.

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

Demonstration grant revenue is recognized as the Company incurs reimbursable costs as set forth under the contract. All of the Company’s revenue in 2007 and 2006 is from a grant agreement with a State of Ohio government agency.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. HydroGen adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the three months ended March 31, 2007 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

Income Taxes

We adopted the standards of Financial Accounting Standards Board Interpretation 48 (“FIN48”) as of January 1, 2007. As of January 1, 2007, the Company had $0 of unrecognized tax benefits and no uncertain tax positions that would impact the financial statements if recognized. The Company continues to have $0 of unrecognized tax benefits and no certain tax positions as of March 31, 2007. Based on this, the Company has not recorded a cumulative effect adjustment upon adoption. The Company would recognize interest and penalties as income tax expense in financial statements if it was required to record such expenses. As of January 1, 2007 and March 31, 2007, there are no interest and/or penalties recorded related to uncertain tax positions. The tax year 2003 - 2006 remain subject to examination by the major taxing jurisdictions in which we operate.

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

The warrants issued to investors and the placement agent are exercisable at $6.60 per share at any time until May 2, 2011. The common stock issued in the private offering and the Common Stock underlying the warrants will be registered by the Company for re-offer and re-sale by the investors. The Company is committed to file the registration statement within 45 days of closing and have it declared effective within 90 days of closing. If the common stock is not registered for resale within those time periods, the Company will pay a liquidated damages amount of one percent of the amount invested for each 30-day period (prorated) until the filing or effectiveness of the registration statement, up to a maximum of ten percent. There are no liquidated damages payable in respect of the shares of common stock underlying the warrants if those shares are not registered.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

The following table sets forth certain of HydroGen’s operating data for the three months ended March 31, 2007 and 2006:

	March 31, 2007	March 31, 2006	Increase (Decrease)
Research & development	$2,357,000	$616,000	$1,741,000
Payroll and related costs	663,000	293,000	370,000
Professional fees	148,000	263,000	(115,000)
Other	679,000	234,000	445,000
Totals	$3,847,000	$1,406,000	$2,441,000

The increase in research and development costs was due to the continuing acceleration and expansion of ramp-up activities, power plant design, and other development activities during the first quarter of 2007 compared to the first quarter of 2006. The number of employees retained by the Company to contribute to the research and development effort increased by approximately 50 employees and resulted in increased labor and fringe costs of approximately $700,000. The purchases of non-capitalized equipment and materials consumed within the Company’s manufacturing process increased by approximately $1,000,000.

The increase in payroll and related costs reflect an expansion of HydroGen’s administrative staff to support the acceleration and expansion of activities and significant increases in the compensation of the existing employees that brought the compensation closer to market rates. The number of employees retained by the Company to support increased activity since March 31, 2006 has been approximately 5 employees and has resulted in increased labor and fringe cost of approximately $110,000. Performance bonuses of $150,000 were accrued during the first quarter of 2007. No performance bonuses were accrued during the first quarter of 2006.

The decrease in professional fees incurred during the first quarter of 2007 compared to the first quarter of 2006 relates primarily to fees and expenses that decreased as a result of hiring staff to perform work that was previously outsourced.

The increase in other expenses related to several factors. Depreciation expense increased by approximately $100,000 due to new manufacturing assets placed in service. Other public company expenses related to our listing on the NASDAQ Capital Market, coupled with increased investor relations activities, increased expenses by approximately $100,000 compared to the first quarter of 2006. Rent and utility expense increased by approximately $85,000 due to rent escalation and utility costs associated with increased manufacturing activities.

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

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended March 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDROGEN CORPORATION

By:	/s/ Leo Blomen
Chief Executive Officer
Date: May 9, 2007

By:	/s/ Joshua Tosteson
President
Date: May 9, 2007

By:	/s/ Scott Schecter
Principal Financial Officer
Date: May 9, 2007