Form 10QSB
period 2007-06-30
HydroGen CORP
filed 2007-07-31
CIK 1124394

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to        .

Commission File Number: 000-32065

HYDROGEN CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	86-0965692
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2 Juniper Street, Versailles, PA 15132
(Address of principal executive offices)

(412) 405-1000
(Issuer’s telephone number, including the Registrant’s area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

As of July 31, 2007 there were 12,769,904 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☒

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets, June 30, 2007 (unaudited) and December 31, 2006.......................................................................................................................................................	2

	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2007 and June 30, 2006 and for the period from November 11, 2001 (“Inception”) to June 30, 2007 (unaudited)................................................................................................................................	3

	Condensed Consolidated Statements of Shareholders’ Equity (Deficiency) from Inception to June 30, 2007....................................................................................................................................................	4

	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2007 and June 30, 2006 and for the period from Inception to June 30, 2007 (unaudited)..........................	6

	Notes to Condensed Consolidated Financial Statements (unaudited)...........................................	7

Item 2.	Management's Discussion and Analysis and Plan of Operations..................................................	16

Item 3.	Controls and Procedures...................................................................................................................	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings...............................................................................................................................	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds........................................................	25

Item 3.	Defaults Upon Senior Securities.......................................................................................................	25

Item 4.	Submission of Matters to a Vote of Security Holders......................................................................	25

Item 5.	Other......................................................................................................................................................	25

Item 6.	Exhibits and Reports on Form 8-K......................................................................................................	26

Signatures..............................................................................................................................................................................		27

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

This Form 10-QSB (the “Quarterly Report”) contains “forward-looking statements” regarding future events and future results of HydroGen Corporation (the “Company”) that are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of the management of the Company and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “plan”, “intend”, “project”, “estimate”, “approximate”, or “continue”, and other similar expressions or the negative thereof. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 under the Section entitled “Risk Factors.” Except as required by applicable law or regulation, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in dollars, except share amount)

	JUNE 30, 2007	DECEMBER 31, 2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,889,554	$14,170,530
Short-term investments	10,172,045	9,889,603
Accounts receivable	380,619	262,408
Other current assets	1,736,083	1,289,995
TOTAL CURRENT ASSETS	18,178,301	25,612,536
Property and equipment, net	4,227,606	3,469,533
Other assets	66,433	57,017
TOTAL ASSETS	$22,472,340	$29,139,086
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,923,246	$1,659,441
Capital lease obligations, current portion	98,019	72,295
TOTAL CURRENT LIABILITIES	2,021,265	1,731,736

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	127,344	119,773
TOTAL LIABILITIES	$2,148,609	$1,851,509
Common stock, $0.001 per share par value, authorized 65,000,000 shares, 12,769,904 issued and outstanding at June 30, 2007 and December 31, 2006.	12,770	12,770
Additional paid-in capital	42,871,547	42,595,815
Deficit accumulated during the development stage	(22,560,586)	(15,321,008)
TOTAL SHAREHOLDERS’ EQUITY	20,323,731	27,287,577
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,472,340	$29,139,086

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in dollars, except share amount)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,		NOVEMBER 11, 2001 (INCEPTION) THROUGH
	2007	2006	2007	2006	JUNE 30, 2007
Demonstration Grant Revenue	$380,619	$79,021	$816,684	$128,454	$1,564,107

Costs and expenses (including stock-based compensation expense of $155,679 and $105,244, for the three month periods ended June 30, 2007 and June 30, 2006, and $275,732 and $196,283 for the six month periods ended June 30, 2007 and June 30, 2006.)	4,703,251	1,800,266	8,549,984	3,206,444	24,068,138
LOSS FROM OPERATIONS	(4,322,632)	(1,721,245)	(7,733,300)	(3,077,990)	(22,504,031)
Interest and other income	234,055	266,132	503,048	360,750	1,747,067
Interest and other financing charges	(5,434)	(84,758)	(9,326)	(84,758)	(779,811)
Charge for repricing conversion price of convertible debt	-	-	-	-	(875,000)
NET LOSS	$(4,094,011)	$(1,539,871)	$(7,239,578)	$(2,801,998)	$(22,411,775)
Weighted average common shares outstanding (basic and diluted)	12,769,904	11,013,805	12,769,904	9,323,744
Net loss per share (basic and diluted)	$(0.32)	$(0.14)	$(0.57)	$(0.30)

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
(in dollars, except share amount)

	Common Stock		Series B Preferred Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance, November 11, 2001 (Inception)	-	-	-	-	-	-	-
Capital contributed on November 11, 2001	-	-	377,704	$378	$476	$-	$854
Net loss	-	-	-	-	-	(5,564)	(5,564)
Balance, December 31, 2001	-	$-	377,704	$378	$476	$(5,564)	$(4,710)
Net loss	-	-	-	-	-	(104,354)	(104,354)
Balance, December 31, 2002	-	$-	377,704	$378	$476	$(109,918)	$(109,064)
Net loss	-	-	-	-	-	(163,128)	(163,128)
Balance, December 31, 2003	-	$-	377,704	$378	$476	$(273,046)	$(272,192)
Equity issued for compensation in January and June, at $22.81 per preferred share	-	-	28,012	28	638,802	-	638,830
Issuance of equity in connection with issuance of convertible notes from November 24 – December 20, at $16.36 per preferred share	-	-	27,850	28	455,480	-	455,508
Net loss	-	-	-	-	-	(1,734,654)	(1,734,654)
Balance, December 31, 2004	-	$-	433,566	$434	$1,094,758	$(2,007,700)	$(912,508)
Vesting of equity issued for compensation in January and June, 2004 at $22.81 per preferred share	-	-	21,731	22	513,319	-	513,341
Equity issued on March 8 to existing shareholders electing antidilution protection, at $23.18 per preferred share	-	-	4,862	5	112,674	-	112,679
Issuance of equity in connection with issuance of convertible notes from January 4 – February 23, at $16.82 per preferred share	-	-	6,147	6	103,397	-	103,403
Conversion of convertible notes on July 7, 2005	-	-	60,446	60	1,999,940	-	2,000,000
Repricing of convertible notes	-	-	-	-	875,000	-	875,000
Forgiveness of debt by significant shareholder on July 7, 2005	-	-	-	-	150,000	-	150,000
Chiste shareholders’ interest on July 7, 2005, post-reverse merger	375,865	376	-	-	(376)	-	-
Sale of equity securities on July 7, 2005 at $31.70 per preferred share	-	-	427,072	427	12,394,137	-	12,394,564
Conversion of preferred securities into common stock on August 29, 2005, valued at $4.46 per common share	7,071,735	7,072	(953,824)	(954)	(6,118)	-	-

	Common Stock		Series B Preferred Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Dividend - round up of odd-lot shareholders on August 29, September 14 and November 1, valued at $4.53 per share	32,865	33	-	-	148,778	(148,811)	-
Sale of common shares on September 29, 2005 for $4.46 per share	134,439	134	-	-	584,746	-	584,880
Net loss	-	-	-	-	-	(5,741,197)	(5,741,197)
Balance, December 31, 2005	7,614,904	$7,615	-	$-	$17,970,255	$(7,897,708)	$10,080,162
Sale of common shares on May 2, 2006 for $5.00 per share	5,155,000	5,155	-	-	24,064,229	-	24,069,384
Net loss	-	-	-	-	-	(7,423,300)	(7,423,300)
Stock based compensation	-	-	-	-	561,331	-	561,331
Balance, December 31, 2006	12,769,904	$12,770	-	$-	$42,595,815	$(15,321,008)	$27,287,577
Net loss	-	-	-	-	-	(7,239,578)	(7,239,578)
Stock based compensation	-	-	-	-	275,732	-	275,732
Balance, June 30, 2007	12,769,904	$12,770	-	$-	$42,871,547	$(22,560,586)	$20,323,731

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in dollars)

	FOR THE SIX MONTHS ENDED JUNE 30,		NOVEMBER 11, 2001 (INCEPTION) THROUGH JUNE 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,239,578)	$(2,801,998)	$(22,411,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	293,340	88,116	539,130
Amortization of discount on convertible notes	-	-	558,911
Stock-based compensation	275,732	196,283	2,101,913
Financing cost recognized upon change in terms of convertible debt	-	-	875,000
Loss on disposal of property and equipment	-	-	35,416
Changes in operating assets and liabilities
Increase in accounts receivable	(118,211)	(38,979)	(380,619)
Increase in other current assets	(446,088)	(563,672)	(1,736,083)
Increase in other non-current assets	(9,416)	(42,644)	(66,433)
Increase in accounts payable and accrued expenses	263,805	325,874	1,923,246
NET CASH USED IN OPERATING ACTIVITIES	$(6,980,416)	$(2,837,020)	$(18,561,294)
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of short-term investments	(6,007,442)	(14,802,327)	(37,192,854)
Maturity of short-term investments	5,725,000	9,893,482	27,020,809
Purchase of property and equipment	(978,768)	(1,597,435)	(4,501,337)
NET CASH USED IN INVESTING ACTIVITIES	$(1,261,210)	$(6,506,280)	$(14,673,382)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash, net of expenses, including the exchange of member’s units and preferred stock	-	24,069,384	37,049,682
Proceeds from notes payable, related parties	-	-	150,000
Principal payments on capital lease obligations	(39,350)	(2,619)	(75,452)
Proceeds from issuance of convertible notes payable including amount allocated to equity component	-	-	2,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$(39,350)	$24,066,765	$39,124,230
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,280,976)	14,723,465	5,889,554
CASH AND CASH EQUIVALENTS, beginning of period	14,170,530	2,796,324	-
CASH AND CASH EQUIVALENTS, end of period	$5,889,554	$17,519,789	$5,889,554
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$9,103	$-	$136,634
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease	$72,644	$228,170	$300,814
Capital stock issued upon conversion of convertible notes	$-	$-	$2,000,000
Reduction in note payable to related party credited to paid in capital	$-	$-	$150,000
Issuance of equity in connection with issuance of convertible notes	$-	$-	$103,403
Dividend – roundup of odd-lot shareholders	$-	$-	$148,811

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF THE COMPANY

HydroGen Corporation (“HydroGen”) and its wholly-owned subsidiary HydroGen, LLC, an Ohio limited liability company (“HydroGen, LLC” and together with HydroGen, the “Company”) are manufacturers of multi-megawatt fuel cell systems utilizing proprietary 400-kilowatt (kW) phosphoric acid fuel cell (“PAFC”) technology. The technology was developed by Westinghouse Electric Corporation, and was acquired in 1993 by Fuel Cell Corporation of America. In 2001, HydroGen, LLC acquired all of the rights to this technology and commenced the business of the Company. On July 7, 2005, HydroGen, LLC became a wholly-owned subsidiary of Chiste Corporation, a Nevada Corporation (“Chiste”) pursuant to an exchange agreement in which Chiste acquired all of the outstanding membership interests of HydroGen, LLC. On August 18, 2005, Chiste was renamed “HydroGen Corporation.”

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements represent the consolidated accounts of HydroGen Corporation and HydroGen, LLC, its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed financial statements of the Company do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2006. Operating results for the six months ending June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The balance sheet for December 31, 2006 was derived from the audited balance sheet included in the consolidated financial statements. For further information, refer to HydroGen’s consolidated financial statements and footnotes for the year ended December 31, 2006 included in HydroGen’s Form 10-KSB.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of a sale exists, the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. For arrangements which include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserves for sales returns and allowances are estimated and provided for at the time of shipment. Demonstration grant revenue is recognized as the Company incurs reimbursable costs as set forth under the contract. The Company’s revenue for the six months ended June 30, 2007 is from three grants: a grant with the Department of Development of the State of Ohio, a grant from the State of Ohio Third Frontier Fuel Cell Program, and a grant with the Pennsylvania Energy Development Authority.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

Net Loss Per Share

Loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period. Shares to be issued upon the exercise of options and warrants aggregating 1,097,985 and 641,315 as of June 30, 2007 and June 30, 2006, respectively, are not included in the computation of loss per share as their effect is antidilutive.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s 2005 Performance Equity Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the grant date. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements.  Share-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  HydroGen adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the six months ended June 30, 2007 and June 30, 2006 included:  (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

As a result of adopting SFAS 123R, the Company recorded pretax compensation expense of $155,679 and $275,732 for the three and six month periods ended June 30, 2007, respectively.  Stock-based compensation is included in each expense category that includes salary expense.  The Company has recorded a full valuation allowance on the deferred tax asset related to stock-based compensation and therefore, no tax benefit is recognized for the three and six month periods ended June 30, 2007.

Impact of Recently Issued Accounting Pronouncements

Management does not believe there are any recently issued but not yet effective accounting pronouncements that will have a material effect on the Company’s financial statements.

Investments

The Company follows Statement of Financial Accounting Standards No. 115, “Accounting for Debt and Equity Securities,” (“SFAS 115”). The Company invests its excess cash in short-term debt obligations of various agencies of the United States Government, and has classified each security purchased as “held to maturity,” as it has the positive intent and ability to hold these instruments to maturity. As per SFAS 115, securities so classified are appropriately carried at amortized cost in the financial statements. Therefore, the Company does not recognize unrealized gains and losses on such investments in its financial statements.

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

The warrants issued to investors and the placement agent are exercisable at $6.60 per share at any time until May 2, 2011. On July 19, 2006, a registration statement that the Company filed for the re-offer and re-sale of the common stock issued in the private offering and the Common Stock underlying the warrants was declared effective by the Securities and Exchange Commission. The Company is using the proceeds of the private placement for commercial demonstration of the Company’s products, advanced manufacturing development efforts, sales and marketing efforts and general working capital purposes.

NOTE 4 - SHARE-BASED COMPENSATION

HydroGen has granted stock options under its 2005 Performance Equity Plan, as amended (“2005 Plan”). Additionally, at HydroGen’s Annual Meeting on June 22, 2007 shareholders approved the Company’s 2007 Performance Equity Plan (“2007 Plan”).

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 4 - SHARE-BASED COMPENSATION - Continued

Under both Plans, awards may be granted to participants in the form of Non-Qualified Stock Options, Incentive Stock Options, Restricted Stock, Deferred Stock, Stock Reload Options and other stock-based awards. Subject to the provisions of the plans, awards may be granted to employees, officers, directors, advisors and consultants who are deemed to have rendered or are able to render significant services to us or our subsidiaries and who are deemed to have contributed or to have the potential to contribute to our success. Incentive stock options may only be awarded to individuals who are our employees at the time of grant. The amount of shares that may be issued or reserved for awards to participants is 1,300,000 under the 2007 Plan and 1,100,000 under the 2005 Plan. As of June 30, 2007, no grants were issued under the 2007 Plan and options to purchase 755,640 shares of our common stock have been granted under the 2005 Plan.

Prior to the adoption of the 2005 Plan, HydroGen, LLC’s members voted to issue options for membership units to key employees and advisors. Upon HydroGen, LLC becoming a wholly-owned subsidiary of Chiste (the prior name of HydroGen Corporation), these options became options to purchase 342,345 shares of common stock of Chiste . These options today represent options to purchase 342,345 shares of common stock of HydroGen Corporation.

As discussed in Note 2, Basis of Presentation and Summary Significant Accounting Policies – Equity-Based Compensation, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the six month periods ended June 30, 2007 and June 30, 2006 of approximately $275,732 and $196,283, respectively. These expenses increased basic and diluted loss per share by $0.02 for each of the six months periods ended June 30, 2007 and June 30, 2006 respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Company’s common shares have only traded publicly since July 7, 2005, expected volatility for the six months ended June 30, 2007 and June 30, 2006 is estimated based on an arithmetic average of the volatility of 5 publicly-traded companies that operate in HydroGen’s space or sell into similar markets. As the Company was not a publicly traded company before July 7, 2005, 0% volatility was used in accordance with SFAS 123 for options issued to employees prior to becoming a public company. We have insufficient history by which to estimate the expected term of the options, but used an estimate for grants of “plain vanilla” stock options based on a formula proscribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. Because HydroGen’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 4 - SHARE-BASED COMPENSATION - Continued

The following table summarizes the assumptions used for options granted during the three and six months ended June 30, 2007 and June 30, 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected life (in years)	2.5-3.5	3.5-5.0	2.5-3.5	3.5-5.0
Risk-free interest rate	4.68%	4.68%-5.03%	4.68%	4.68%-5.03%
Volatility	66%	70.0%	66%	70.0%-74.0%
Dividend yield	—	—	—	—

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2007:

	Number of Options	Weighted Average Option Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,055,002	$4.73
Granted	53,500	4.55
Exercised	—	—
Forfeited/Cancelled	(10,517)	4.93
Outstanding at June 30, 2007	1,097,985	$4.72	$55,556

Exercisable at June 30, 2007	484,326	$4.57	$47,827
Vested and expected to vest at June 30, 2007	892,593	$4.69	$52,778

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 4 - SHARE-BASED COMPENSATION - Continued

A summary of the status of the Company’s non-vested stock options as of June 30, 2007, and of changes during the six months ended June 30, 2007, is presented below:

	Number of Options	Weighted Average Option Price
Non-vested at December 31, 2006	657,090	$4.84
Granted	53,500	4.55
Vested	(86,413)	4.68
Forfeited/Cancelled	(10,517)	4.93
Outstanding at June 30, 2007	613,660	$4.83

As of June 30, 2007, there was $783,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a remaining weighted average life of 1.84 years.

The weighted average grant-date fair value of options granted during the six month periods ended June 30, 2007 and June 30, 2006 was $4.55 and $3.39, respectively.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2007:

	Options Outstanding			Options Exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.34	342,345	7.63	$4.34	294,757	$4.34
4.50	200,260	4.44	4.50	69,500	4.50
4.55	52,700	4.79	4.55	22,500	4.55
4.90	263,430	4.31	4.90	20,000	4.90
5.10	68,535	8.47	5.10	33,869	5.10
5.15	85,247	4.04	5.15	-	5.15
5.25	44,833	8.78	5.25	15,500	5.25
5.56	16,535	2.75	5.56	5,167	5.56
6.05	22,500	3.88	6.05	22,500	6.05
6.20	1,600	3.88	6.20	533	6.20
	1,097,985	5.79	$4.72	484,326	$4.57

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 5 - INCOME TAXES

The Company adopted the standards of Financial Accounting Standards Board Interpretation 48 (“FIN48”) as of January 1, 2007. As of January 1, 2007, the Company had no unrecognized tax benefits and no uncertain tax positions that would impact the financial statements if recognized. The Company continues to have no unrecognized tax benefits and no uncertain tax positions as of June 30, 2007. Based on this, the Company has not recorded a cumulative effect adjustment upon adoption. The Company would recognize interest and penalties as income tax expense in financial statements if it were required to record such expenses. As of January 1, 2007 and June 30, 2007, there are no interest and/or penalties recorded related to uncertain tax positions. The tax years 2003 through 2006 remain subject to examination by the major taxing jurisdictions in which we operate.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2007.

June 30, 2007
Machinery and equipment	$3,244,354
Leasehold improvements	1,299,781
Computer equipment and software	153,815
Office equipment	73,505
Assets under construction	284,872
5,056,327
Less accumulated depreciation	828,721
$4,227,606

Assets under construction include manufacturing equipment not yet placed in service. Depreciation of these assets will begin when they are placed in service.

NOTE 7 - STATE GRANTS

State of Ohio Development Grant

On August 26, 2005, the State of Ohio, Department of Development provided to HydroGen Corporation $1,250,000 as a development grant for a three phase program to deploy, demonstrate and commercialize the Company’s 400 kW phosphoric acid fuel cell system. The grant is under an Ohio Fuel Cell Initiative Demonstration Program and is to be used towards the costs associated with the commercial demonstration and validation of the Company’s air-cooled phosphoric acid fuel cell module technology and for the procurement and preparation of the plant equipment, system engineering, plant construction and initial operations. The grant was given on the understanding that the Company will establish its corporate headquarters in Ohio, locate manufacturing facilities to Ohio by the end of 2008, and create new full-time jobs at both the skilled and unskilled level. The development work is expected to be undertaken during the period of 2005 to 2008. The grant was also contingent on the Company raising its own capital, which was achieved in July 2005.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
NOTE 7 - STATE GRANTS - Continued

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

The Company has submitted requests for payment under this grant totaling $1,250,000, $988,000 of which was paid through June 30, 2007.

State of Ohio Third Frontier Fuel Cell Program

On March 7, 2006, the Company was notified that it would be awarded $1,000,000 (the “Grant”) by the State of Ohio Third Frontier Fuel Cell Program (TFFCP) to support the Company’s advanced manufacturing development program.  On June 8, 2006 the Company entered into a Grant Agreement with the State of Ohio pursuant to which the Grant funds are to be awarded. Under the terms of the Grant Agreement, the Company may recoup from the State the full $1,000,000 as Grant activities take place, and as the costs are incurred and reported. The Company has pledged a total of $555,000 in cost share for the program. The Company will use the funds to dedicate appropriate personnel, consultants and infrastructure to optimize decisions and resource allocations for its planned advanced manufacturing facility to be located in Ohio. The proposed facility will be where the Company will mass produce its standard 400 kilowatt (kW) air-cooled PAFC modules, which will serve as the building block of its core product, a 2 megawatt (MW) power island.  Initial production capacity will be 25 MW per year of the Company’s 400 kW modules, and is expected to be subsequently expanded to 100 MW per year capacity.

All disbursements from the Grant are on a reimbursement basis, after documentation has been provided evidencing that expenses were incurred in furtherance of the Grant.  The period for which Grant activities shall take place runs from April 10, 2006 until April 10, 2008; however, the term of the Grant Agreement, including reimbursement period, runs until April 10, 2009. At the close of the Grant term, the Company will own all equipment valued over $5,000 purchased with Grant money.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 7 - STATE GRANTS - Continued

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

Work under the Grant commenced in June of 2006. The Company has submitted requests for payment under this grant totaling approximately $186,000, $98,000 of which has been paid through June 30, 2007.

Pennsylvania Energy Development Authority Grant

On May 16, 2007, the Company was notified that it was awarded a grant in the amount of $250,000 by the Pennsylvania Energy Development Authority (PEDA) to support the construction of a small scale, air-cooled phosphoric acid fuel cell test facility. The project period, as outlined within the grant agreement, is from October 5, 2006 through October 4, 2008. All reimbursements for the project must be submitted during the project period.

All disbursements from the grant are on a reimbursement basis, after documentation has been provided evidencing that expenses were incurred in furtherance of the grant. The grant may be terminated in whole, or in part, at any time if PEDA determines that the terms and conditions of the Agreement have not been met.

The Company has submitted requests for payment under this grant totaling approximately $30,000, of which $0 was paid through June 30, 2007.

Item 2. Management's Discussion and Analysis and Plan of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related footnotes. This discussion and analysis contains forward-looking statements relating to future events and our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including, but not limited to, those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2006 under the Section entitled “Risk Factors.”

General

HydroGen Corporation (“HydroGen”) is a development stage company and is expected to remain so for at least the next several quarters. HydroGen, together with its wholly-owned subsidiary, HydroGen, LLC, an Ohio limited liability company (“HydroGen, LLC” and together with HydroGen, the “Company”) are manufacturers of multi-megawatt fuel cell systems utilizing proprietary 400-kilowatt (kW) phosphoric acid fuel cell technology. HydroGen and HydroGen, LLC are collectively referred to herein as “we” and “our.”

We anticipate that our working capital as of June 30, 2007 will be sufficient to meet our capital needs through the first quarter of 2008 and, consequently, we will likely need to raise additional capital as of that time from among several financing options.

Our business plan calls for us to design, manufacture and sell six 30 MW turn-key power plants, based on a standardized 2 MW power island consisting of five of our 400 kW modules. Additionally, we plan to attempt to generate recurring revenues from the sale of operations and maintenance services for the 400 kW modules, which must be replaced after approximately 40,000 hours of operation.

We expect our cost to compare favorably with our competition for water cooled PAFCs, molten carbonate fuel cells, and solid oxide fuel cells due to the relative simplicity of air cooled PAFCs and the economies of scale associated with the multi-mega watt capacity of fuel cell power plants.

At June 30, 2007, we employed 76 employees in addition to numerous contractors. Within the next 12 months we anticipate increasing our work force by 20 to 40 employees. In addition, once our second manufacturing facility in the state of Ohio is completed we anticipate adding an additional 100 to 200 employees.

Plan of Operation

Our business plan is divided into three stages: market entry, cost reduction, and growth. We anticipate that the market entry stage will last through the first half of 2008.  During this period, we are focusing our efforts on the following activities:

1. Ramp up fuel cell manufacturing operations to achieve 2 MW per year single-shift production capacity. We have invested most of the intended $1,500,000-$2,000,000 to ramp up our manufacturing facilities to achieve initial pilot production capacity of 2 MW (five 400 kW modules) per annum on single shift, or 4MW or more per year on multiple shift basis, and to recapture the performance and operation of the original Westinghouse design of the module.  These funds have been used to acquire certain additional production equipment, to implement certain facilities upgrades and to prepare and train a new team of production staff in the fuel cell production processes. All production lines are now in operation and are capable of producing 2MW per annum on single shift. Further, performance and operation of the original Westinghouse design of the module has been recaptured and improved upon.

2. Manufacture 400 kW modules. We have started production of three or more new 400 kW air-cooled phosphoric acid fuel cell modules in our manufacturing facilities for use during the market entry phase. The modules will be tested at our facilities, and then delivered to customer demonstration sites.  Management has allocated $2,000,000 to $3,500,000 to manufacturing activities.

3. Product and technology testing and validation.  We have completed construction of the initial test facilities that we will operate at our Versailles, Pennsylvania manufacturing facilities.  Management has allocated and spent most of the intended initial $1,500,000 to $2,000,000 for initial product and technology testing and validation activities.  The test facilities include:

(a) 400 kW module test facility, to test finished product at full rated capacity prior to field delivery, which was fully operational in June 2007.

(b) 10-cell stack pressurized test facility, to validate design and material changes to the fuel cells as a final step before incorporating such changes into the full 400 kW module.  This test facility has been in continuous operation since December 2006.

(c) 2”x2” small scale test facility, to test new electrode materials prior to selection for 10-cell stack testing and validation. This facility is being utilized to directly support manufacturing operations through validation and qualification.

Management has allocated additional funds for the construction and operation of additional test facilities to expand product and technology testing and validation activities. These include:

(a) An additional, transportable 10-cell stack pressurized test facility (2.5 kW), which will allow us to expand our longevity testing capabilities and permit us to undertake operational field tests at customer sites with different gas compositions. This facility, which will be funded in part by a $250,000 state grant awarded by the Pennsylvania Energy Development Authority, is in the construction phase.

(b) A series of two atmospheric 3-cell test facilities, which will be used to test differences and changes in cell-design, component materials, and geometry in full-scale cells, prior to pressurized testing in the 2.5 kW test stand. These 3-cell test facilities will be constructed at the Company’s Wright Fuel Cell Group facility in Cleveland, Ohio. These facilities are in the design and engineering phase.

4. Finish 2 MW power plant design and initiate advanced manufacturing development. We are in the process of investing working capital proceeds to complete the design, component selection, and full costing of the standard 2 megawatt (MW) power plant product, and is in the execution phase of a project of development activities necessary to achieve targeted fuel cell production capacity of 25 MW per year scheduled for the end of 2008 / beginning of 2009, and 100 MW per year scheduled for the 2010 time frame under the current business plan.  The advanced manufacturing development program consists of a staged series of projects to implement design and material changes to the technology, develop and implement advanced high volume manufacturing processes, and to develop suppliers of key components of the fuel cells.  We have initiated collaborative relationships with certain outsourced suppliers of key components of the fuel cells, and is evaluating additional collaboration opportunities with a variety of entities.  We will also seek additional financing in the form of grants from state and/or federal government sources for some aspects of this phase of the business plan, and are currently performing work under a state grant, a $1,000,000 award by the State of Ohio Third Frontier Fuel Cell Program, to support the Company’s advanced manufacturing development program. Overall progress on advanced manufacturing development is proceeding according to schedule.

5. Sales and marketing. The initial sales goal is to achieve firm orders for two 2 MW fuel cell power plants on a semi-commercial basis, and contingent orders for full-scale commercial fuel cell power plants in the range of 25-50 MW aggregate capacity, in addition to the one already-contracted 400 kW commercial demonstration power plant.  A principal purpose of the commercial demonstration and semi-commercial power plants is to obtain a successful validation and performance history for the 400 kW module and the 2 MW standard commercial product. Once successful validation of the core module is obtained, we anticipate that the contingency related to commercial orders received for full-scale fuel cell power plants will be removed.  To achieve our sales and marketing objectives, we are developing a pipeline of projects, with several large generators of by-product hydrogen and other potential customers who have expressed interest in acquiring fuel cell power plants, and management believes that it could conclude agreements with one or more of these entities within the next 6 months.

On October 17, 2006, we announced that we had signed an agreement with ASHTA Chemicals Inc. to install and operate a 400kW fuel cell demonstration power plant at ASHTA’s chlor-alkali manufacturing plant in Ashtabula, Ohio.  This effort is being supported by a $1,250,000 award that we received from the State of Ohio Department of Development, and we expect to install the fuel cell module in the second half of 2007. We may also decide to develop one or more projects of similar capacity at another customer’s site.

Sales and marketing will take place concurrently with the previously described phases of the business plan during the development stage.  Marketing the kind of disruptive product that we offer involves a multifaceted decision process, and it typically takes multiple contacts and a substantial customer educative endeavor to achieve firm commitments and orders.

Concurrently with the later period of the market entry stage, we have initiated the beginning phases of the cost reduction stage of our business plan. This stage is expected to last through the end of 2008 or first half of 2009. Management estimates that approximately $20-35 million in additional equity capital, plus approximately $15-20 million in debt, will be required to execute this phase of the business plan. We have no agreements or arrangements for such funding at this time. The principal goals of this stage of development will be to:

1. Complete the manufacturing and technology roadmap, design and process development for advanced manufacturing.

2. Secure strategic supply chain relationships and construct an advanced manufacturing facility capable of producing 25 MW per year of fuel cell modules by the end of 2008 / beginning of 2009, while reducing module production costs through high volume manufacturing and assembly.

3. Manufacture and deliver to customers up to 10 MW of commercial fuel cell power plants.

After successful completion of the objectives of the cost reduction phase of the business plan, We plan to expand the automated production facility to 100 MW per year capacity or greater; expand sales and production capacity further through strategic alliances with overseas manufacturers and distributors; and further drive down costs through maturation of our outsourcing activities.

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

Revenue Recognition

HydroGen recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of a sale exists, the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. For arrangements which include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserve for sales returns and allowances are estimated and provided for at the time of shipment.

Demonstration grant revenue is recognized as the Company incurs reimbursable costs as set forth under the contract. All of the Company’s revenue in 2007 and 2006 is from grant agreements with state government agencies.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. HydroGen adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the six months ended June 30, 2007 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

Income Taxes

We adopted the standards of Financial Accounting Standards Board Interpretation 48 (“FIN48”) as of January 1, 2007. As of January 1, 2007, the Company had no unrecognized tax benefits and no uncertain tax positions that would impact the financial statements if recognized. The Company continues to have no unrecognized tax benefits and no certain tax positions as of June 30, 2007. Based on this, the Company has not recorded a cumulative effect adjustment upon adoption. The Company would recognize interest and penalties as income tax expense in financial statements if it were required to record such expenses. As of January 1, 2007 and June 30, 2007, there are no interest and/or penalties recorded related to uncertain tax positions. The tax years 2003 through 2006 remain subject to examination by the major taxing jurisdictions in which we operate.

Investments

HydroGen follows Statement of Financial Accounting Standards, “Accounting for Debt and Equity Securities,” (“SFAS 115”). HydroGen invests its excess cash in short-term debt obligations of various agencies of the United States Government, and has classified each security purchased as “held to maturity,” as it has the positive intent and ability to hold these instruments to maturity. As per SFAS 115, securities so classified are appropriately carried at amortized cost in the financial statements. Therefore, HydroGen does not recognize unrealized gains and losses on such investments in its financial statements.

Financing Activities

From inception of our wholly-owned subsidiary, Hydrogen, LLC, in late 2001 until the completion of a bridge financing (described below) in early 2005, HydroGen, LLC was financed by working capital loans provided by Fuel Cell Corporation of America (“FCA”), the predecessor owner of HydroGen, LLC’s intellectual property assets and a significant shareholder of HydroGen. At June 30, 2005, these loans had an aggregate balance of $267,360, and were evidenced by promissory notes. Additionally, FCA provided an interest free line of credit to HydroGen, LLC of $350,000, all of which was borrowed and was also outstanding at June 30, 2005. FCA agreed that, upon repayment of the $350,000 non-interest bearing note, it would forgive the principal balance of the interest-bearing loans by $150,000. These loans, plus accrued interest, were payable upon the occurrence of certain events, but in no case later than July 31, 2005. HydroGen paid $467,360, plus accrued interest in full satisfaction of amounts owed to FCA out of the proceeds of the offerings completed in connection with the Exchange Agreement described below.

During late 2004 and early 2005, HydroGen, LLC sold in a private placement $2 million of bridge units, each unit consisting of a $10,000 convertible note and .045 membership unit in HydroGen, LLC. The bridge notes were due on the earlier of June 30, 2005 and the occurrence of certain events. The bridge notes were initially convertible into an additional .045 membership unit, at an effective conversion price of $220,772. However, to encourage the conversion of these notes, the conversion price was lowered to $125,000 per membership unit, the same terms being offered to investors in HydroGen, LLC’s private placement completed in connection with the Exchange Agreement described below. Holders of all $2,000,000 of convertible notes elected to convert the principal amount of their notes as part of the private placement into 16.0 membership units in HydroGen, LLC, which membership units were immediately exchanged for 60,446 Preferred Shares of Chiste. HydroGen, LLC recorded a non-cash charge of $875,000 in July, 2005, related to the lowering of the conversion price of these notes.

On May 13, 2005, Chiste Corporation, a Nevada corporation (“Chiste”), entered into an Exchange Agreement (“Exchange Agreement”) with HydroGen, LLC, certain members of HydroGen, LLC representing approximately 69.7% of the outstanding membership interests, and Keating Reverse Merger Fund, LLC (“KRM Fund”). The closing of the transactions contemplated by the Exchange Agreement occurred on July 7, 2005. At the closing, pursuant to the terms of the Exchange Agreement, Chiste acquired all of the outstanding membership interests of HydroGen, LLC (the “Interests”) from all the HydroGen, LLC members, and the HydroGen, LLC members contributed all of their Interests to Chiste. All the HydroGen, LLC members either executed or joined the Exchange Agreement prior to the closing, including persons investing in membership units as part of a private placement by HydroGen, LLC. The completion of the HydroGen, LLC private placement of membership units for a minimum gross proceeds of $5,000,000 and a maximum of $10,000,000 was a condition to the Closing. HydroGen, LLC raised $6,536,283 in gross proceeds from the private placement, and the holders of $2,000,000 of notes converted the principal amount of their notes into membership units in the private placement. In the exchange transaction, Chiste issued to the HydroGen, LLC members, including the new investors and converting note holders, an aggregate of 742,255 shares of Series B Convertible Preferred Shares, par value $0.001 per share (“Preferred Shares”), which converted into shares of Chiste’s common stock on August 19, 2005. In addition, immediately following the closing of the exchange transaction, Chiste sold to four institutional investors, 211,569 Preferred Shares for an aggregate purchase price of $7,000,000, which also converted into common stock on August 19, 2005. At the closing, HydroGen, LLC became a wholly-owned subsidiary of Chiste and continues as HydroGen Corporation’s principal operating entity. On August 18, 2005, the name of Chiste Corporation was changed to “HydroGen Corporation.”

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

The warrants issued to investors and the placement agent are exercisable at $6.60 per share at any time until May 2, 2011. On July 19, 2006, a registration statement that the Company filed for the re-offer and re-sale of the common stock issued in the private offering and the common stock underlying the warrants was declared effective by the Securities and Exchange Commission.

The Company is using the proceeds of the private placement for commercial demonstration of the Company’s products, advanced manufacturing development efforts, sales and marketing activities and general working capital purposes.

On May 16, 2007, the Company was notified that it was awarded a grant in the amount of $250,000 by the Pennsylvania Energy Development Authority (PEDA) to support the construction of a small scale, air-cooled phosphoric acid fuel cell test facility. The project period, as outlined within the grant agreement, is from October 5, 2006 through October 4, 2008.

HydroGen is using its working capital to manufacture 400 kW modules, test and validate HydroGen’s product and technology, complete power plant design work, continue development work for an accelerated manufacturing facility and for other general corporate purposes. Management estimates that its working capital will last through the first quarter of 2008.

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and Three Months Ended June 30, 2006

The following table sets forth certain of HydroGen’s operating data for the three months ended June 30, 2007 and the three months ended June 30, 2006:

	June 30, 2007	June 30, 2006	Increase (Decrease)
Research & development	$2,964,000	$818,000	$2,146,000
Payroll and related costs	795,000	379,000	416,000
Professional fees	147,000	228,000	(81,000)
Other	798,000	375,000	423,000
Totals	$4,704,000	$1,800,000	$2,904,000

The increase in research and development costs was due to the continuing acceleration and expansion of ramp-up activities, power plant design, and other development activities during the second quarter of 2007 compared to the second quarter of 2006. The number of employees retained by the Company to contribute to the research and development effort increased by approximately 30 employees and resulted in increased labor and fringe benefit costs of approximately $250,000. The purchases of non-capitalized equipment and materials consumed within the Company’s manufacturing process increased by approximately $1,900,000.

The increase in payroll and related costs reflect an expansion of HydroGen’s administrative staff to support the acceleration and expansion of activities and significant increases in the compensation of the existing employees that brought the compensation closer to market rates. The number of employees retained by the Company to support increased activity since June 30, 2006 has been approximately 10 employees and has resulted in increased labor and fringe cost of approximately $110,000. Performance bonuses of $150,000 were accrued during the second quarter of 2007. No performance bonuses were accrued during the second quarter of 2006.

The decrease in professional fees incurred during the second quarter of 2007 compared to the second quarter of 2006 relates primarily to fees and expenses that decreased as a result of hiring staff to perform work that was previously outsourced.

The increase in other expenses related to several factors. Depreciation expense increased by approximately $100,000 due to new manufacturing assets placed in service. Expenses related to non-capitalized computer equipment and software increased by approximately $100,000 due to the acquisition of computer equipment and software for new employees and the relocation of the Company’s network servers. Rent and utility expense increased by approximately $85,000 due to rent escalation and utility costs associated with increased manufacturing activities.

Comparison of the Six Months Ended June 30, 2007 and the Six Months Ended June 30, 2006

The following table sets forth certain of HydroGen’s operating data for the six months ended June 30, 2007 and the six months ended June 30, 2006:

	June 30, 2007	June 30, 2006	Increase (Decrease)
Research & development	$5,320,000	$1,430,000	$3,890,000
Payroll and related costs	1,458,000	676,000	782,000
Professional fees	295,000	490,000	(195,000)
Other	1,477,000	610,000	867,000
Totals	$8,550,000	$3,206,000	$5,344,000

The increase in research and development costs was due to the continuing acceleration and expansion of ramp-up activities, power plant design, and other development activities during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The number of employees retained by the Company to contribute to the research and development effort increased by approximately 30 employees and resulted in increased labor and fringe benefit costs of approximately $500,000. The purchases of non-capitalized equipment and materials consumed within the Company’s manufacturing process increased by approximately $2,300,000.

The increase in payroll and related costs reflects an expansion of HydroGen’s administrative staff to support the acceleration and expansion of activities and increases in the compensation of the existing employees that brought the compensation closer to market rates. The number of employees retained by the Company to support increased activity since June 30, 2006 has been approximately 10 employees and has resulted in increased labor and fringe benefit costs of approximately $110,000. Performance bonuses of $300,000 were accrued during the six months ended June 30, 2007. No performance bonuses were accrued during the six months ended June 30, 2006.

The decrease in professional fees incurred during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 relates primarily to fees and expenses that decreased as a result of hiring staff to perform work that was previously outsourced.

The increase in other expenses during the first six months ended June 30, 2007 compared to the first six months ended June 30, 2006 related to several factors. Depreciation expense increased by approximately $200,000 due to new manufacturing assets placed in service. Other public company expenses related to our listing on the NASDAQ Capital Market, coupled with increased investor relations activities, increased expenses by approximately $100,000. Expenses related to non-capitalized computer equipment and software increased by approximately $100,000 due to the acquisition of computer equipment and software for new employees and the relocation of the Company’s network servers. Rent and utility expense increased by approximately $170,000 due to rent escalation and utility costs associated with increased manufacturing activities.

Item 3. Controls and Procedures

The Company’s principal executive officers (“CEO” and “President”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007; and, based on this review, the Company’s CEO, President and CFO concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO, President and CFO, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of securities holders during the three months ended June 30, 2007 at the HydroGen Corporation Annual Meeting of Shareholders, which was held on June 22, 2007:

To elect eight directors to serve for the ensuing one-year period or until their successors are duly elected and qualified.

The results of the voting were as follows:

NAME OF DIRECTOR	SHARES VOTED FOR	SHARES WITHHELD
Dr. Leo Blomen	9,094,928	2,000
Joshua Tosteson	9,094,928	2,000
Dr. Howard-Yana Shapiro	9,094,928	2,000
Brian Bailys	9,094,928	2,000
John J. Freeh	9,094,928	2,000
Michael Basham	9,094,928	2,000
Philip J. Kranenburg	9,094,928	2,000
Brian T. McGee	9,094,928	2,000

To approve the 2007 Performance Equity Plan.

The results of the voting were as follows: 7,074,443 shares voted FOR, 1,253,839 shares voted AGAINST, and 201 shares ABSTAINED.

Item 5.  Other

None.

Item 6. Exhibits and Reports on Form 8-K

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

HYDROGEN CORPORATION

By:	/s/ Leo Blomen
Leo Blomen Chief Executive Officer Date: July 31, 2007

By:	/s/ Joshua Tosteson
Joshua Tosteson President Date: July 31, 2007

By:	/s/ Scott Schecter
Scott Schecter Principal Financial Officer Date: July 31, 2007