Form 10KSB
period 2007-12-31
HydroGen CORP
filed 2008-04-14
CIK 1124394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ______________

Commission file number: 000-32065

HYDROGEN CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	86-0965692 (I.R.S. Employer Identification No.)

10 East 40th Street, New York, New York (Address of Principal Executive Offices)	10016 (Zip Code)

(212) 672-0380
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value per share	NASDAQ Capital Market

Securities registered under Section 12(g) of the Act:
None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’ s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for the fiscal year ended December 31, 2007 were $1,445,196.

As of April 10, 2008, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $16,641,000.

As of April 14, 2008, there were 12,769,904 shares of Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HydroGen Corporation

Annual Report on Form 10-KSB
Year Ended December 31, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB (the “Annual Report”) contains “forward-looking statements” regarding future events and future results of HydroGen Corporation (the “Company”) and HydroGen, LLC, the Company's wholly-owned subsidiary,  that are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of the management of the Company and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “plan”, “intend”, “project”, “estimate”, “approximate”, or “continue”, and other similar expressions or the negative thereof. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report under “Part 1, Item 1, Description of Business - Risk Factors.” Except as required by applicable law or regulation, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Description of Business

In this Annual Report on Form 10-KSB, the words “HydroGen,” the “Company,” “we,” “our” and “us” refer to HydroGen Corporation, collectively with its wholly-owned subsidiary, HydroGen, LLC, unless the context indicates otherwise.

Business Development

HydroGen Corporation, through its wholly-owned subsidiary, HydroGen, LLC, designs, manufactures, markets and distributes fuel cell modules and energy systems (power plants) using phosphoric acid fuel cells (PAFC). HydroGen, LLC commenced the business of the Company in November 2001. On July 7, 2005, HydroGen, LLC entered into an exchange agreement with Chiste Corporation, a Nevada Corporation, pursuant to which the shareholders of HydroGen, LLC became shareholders of Chiste and HydroGen, LLC became a wholly-owned subsidiary of Chiste. On August 18, 2005, Chiste’s Articles of Incorporation were amended to rename the company to “HydroGen Corporation.”

Business of Issuer

Products

HydroGen’s core technology is a 400 kilowatt (kW) air-cooled, phosphoric acid fuel cell (PAFC) module which is comprised of four 100 kW stacks within one pressure vessel. The fuel cell stack technology and configuration were successfully tested by Westinghouse in over 125,000 hours of stack testing of different capacities, and over 2,000,000 hours of smaller scale cell testing. Additionally, HydroGen has conducted over 400,000 hours of small scale testing and over 6,000 hours of stack testing. It is anticipated that the fuel cell stacks will be able to reach a lifetime of 40,000 hours in the application of HydroGen’s first 4 to 6 megawatt (MW) modules.

Expected initial product attributes and performance of HydroGen’s 400 kW fuel cell technology are summarized below:

•	Capacity:	Approximately 400 kW net AC power output (500 kW gross DC)

•	Efficiency:
Application-dependent. Net electric efficiency anticipated at approximately 40% (natural gas-based) and 43% (hydrogen-based). Thermal efficiency anticipated to be from 74% to 82% depending on the specific application and uses of the heat generated (natural gas-based) and 80% (hydrogen-based). Higher system efficiencies are anticipated in later generations of the technology.

•	Fuels:	Hydrogen-rich industrial gases, hydrocarbon gases

•	Cogeneration:
Up to 70 pounds per square inch absolute (psia) steam at 360°F (fuel cells); higher pressure steam is probable if a hydrogen plant is used to generate the hydrogen (i.e., at a site where hydrogen is not available)

•	Net water:	Up to 1,200 gallons per hour for a 10 MW system: this water is potable and needs only minor purification

HydroGen will initially sell multi-MW turn-key power plants in the 2 to 30 MW range. These power plants consist of multiple 400kW fuel cell modules as well as balance-of-plant (BOP) equipment. The Company will offer two classes of products, one designed to run on available hydrogen-rich gas for the “hydrogen available” market, and one with an integrated reformer that will generate electric power and heat for cogeneration from hydrocarbon gases. HydroGen will initially sell turn-key power plants to end user customers and distribution partners to penetrate target market application and geographic markets. After achieving initial turnkey sales, HydroGen anticipates selling only fuel cell stacks and modules to strategic partners in the engineering, contracting and distribution markets who will deliver turnkey fuel cell power plants based on HydroGen’s BOP system designs or utilize HydroGen’s technology to act as an independent power producer by directly selling the power generated. HydroGen’s long-term business model calls for it ultimately only to sell and service fuel cell stacks and modules to world-class engineering, contracting and distribution companies, who will supply the PAFC power plants on a turn-key basis to their end users or for their own use.

Additionally, HydroGen projects recurring revenues from the sale of operations and maintenance services for deployed 400 kW fuel cell modules which will include their replacement after approximately 40,000 hours of operation.

HydroGen’s Market

HydroGen’s products are intended to serve industrial and utility markets for distributed power generation in a size class from approximately 2 to 30 MW. Distributed generation is the production of energy at or close to where that energy is consumed. The principal benefits of distributed generation are to reduce the losses associated with long distance transmission of power over a grid, and to permit the capture and use of waste heat from power generation for residential, commercial, and industrial applications. This use of waste heat can bring overall system efficiency to 80% or greater, in comparison to the average (United States) electric grid efficiency of approximately 30% (Source: International Energy Agency, IEA Annual Energy Outlook 2005).

Worldwide demand for ultra-clean distributed generation, such as that provided by a fuel cell, is driven by a mix of energy price increases and volatility, tightening emissions standards and regulations, availability of credits and incentives, the losses and costs associated with the electric power distribution infrastructure, technical and economic advances in distributed generating equipment, and the need for high energy reliability.

In the United States, there are approximately 25,000 MW of installed distributed generation units for base load and combined heat and power (CHP) applications (Source: The Installed Base of U.S. Distributed Generation, 2004 Edition, Resource Dynamics Corporation, Washington D.C.). Analysts have forecast that an additional 20,000 - 40,000 MW of market potential exists for distributed generation in the United States (Source: High Natural Gas Prices and the Updated Market For CHP, 2004, Resource Dynamics Corporation, Washington D.C.). Worldwide, orders for gas turbines for distributed base load applications in the 2 to 30 MW class totaled approximately 2,500 MW from June 2006 through May 2007 (Source: 2007 Power Generation Order Survey; Diesel and Gas Turbine Worldwide). If these were purchased at an average installed cost of $2,000/kW, the corresponding market value would be approximately $5 billion.

HydroGen targets two markets for distributed generation in its preferred size class of 6 to 30 MW, which are differentiated from each other by the manner in which the fuel for the fuel cell power plant is generated:

•	Hydrogen Available Market: hydrogen or hydrogen-rich gas is a byproduct of industrial processes and is available for use in the fuel cell power plant

•	Hydrocarbon Market: hydrogen or hydrogen-rich gas is converted from other fuel sources (e.g., from natural gas) utilizing a reformer for use in the fuel cell power plant

Each of these markets is addressed in more detail below.

Hydrogen Available Market

HydroGen plans to target the existing hydrogen infrastructure of the United States and other industrialized countries for market entry and early growth in applications where hydrogen-rich fuel gas is already available. Such applications include chemical or industrial production facilities where hydrogen or hydrogen-rich gas is produced as a byproduct, such as at chlor-alkali and sodium chlorate plants, coke oven works, and refineries. These facilities are significant generators of hydrogen-rich byproduct gases, and large consumers of electric and thermal energy. As an example, United States chlor-alkali facilities produce as a byproduct a quantity of hydrogen that if it were used in a HydroGen fuel cell power plant it would be sufficient to generate up to 20% of these plant’s base load requirements. We estimate the market size for applications at existing chlor-alkali facilities in the U.S. to be up to 800 MW. Based on industry survey data for some of the industries cited above, the Company believes that the world-wide market opportunity for hydrogen-available applications is on the order of thousands of megawatts.

HydroGen’s ideal target customers for this market are facilities that generate large quantities of hydrogen-rich gases, where other factors favoring the adoption of clean distributed generation technology are present. Examples of these factors include:

•	High electric power costs (or grid sell-back tariffs) relative to the value of hydrogen;

•	Facility demand for thermal energy - enabling cogeneration opportunities that can double overall system efficiency and generate additional energy cost savings;

•	Tax credits, tariffs, and other incentives that favor introduction of clean energy technology, distributed generation, and / or fuel cells;

•	Air-quality regulations or other restrictions that favor clean energy technology, distributed generation, and / or fuel cells; and

•	High quality and reliability requirements for power sensitive operations.

HydroGen plans to sell complete fuel cell systems directly to industrial end-users and to distributors or system integrators for siting near the hydrogen infrastructure when the value proposition justifies an investment in a HydroGen fuel cell power plant.

The total market size for this market is principally constrained by the value that a chemical or industrial production facility places on its hydrogen stream, in comparison with the value of the electric power that is generated with the fuel cell. The value of hydrogen as an industrial gas is much higher than its value as fuel. Therefore, the HydroGen market opportunity for this application is ideal for facilities that either vent their hydrogen or use it as a fuel to serve facility thermal demands, rather than selling or utilizing it as a chemical feedstock.

Hydrocarbon Market

HydroGen also expects to target the distributed generation market for utilities and commercial or industrial facilities in the 2 to 30 MW market class based on use of gaseous hydrocarbon fuels such as natural gas and landfill gas. The Company has accelerated its plans to enter this market as a result of its partnership with Samsung Corporation.

Energy companies offering distributed generation products and services, such as utilities and independent power producers, are attractive customers for HydroGen in this market. These potential customers would benefit from the advantages of large-scale cogeneration as noted above, by owning fuel cell systems, situating the systems at end-user facilities, and selling power and heat to the end-customer. This type of “community energy system” is becoming increasingly prevalent in certain markets. Utilities can capture some of the benefits of on-site generation and still pass the remaining benefits on to their end-customers.

Marketing and Distribution

We are actively marketing our product in the United States through our internal sales force and consultants, which include former senior employees from industrial companies that HydroGen is targeting for early commercial adoption. In addition, we have entered into a strategic partnership in the hydrogen available market with Samsung Corporation pursuant to which Samsung will serve as our exclusive distributor in South Korea, Asia, the Middle East, Australia, New Zealand and other territories in Eastern Europe. We anticipate entering into similar strategic partnerships and distribution agreements for specific markets in other parts of the world.

On January 11, 2008 HydroGen and Samsung Corporation entered into a series of agreements, including a Master Cooperation Agreement (the “Cooperation Agreement”), a Hydrogen Exclusive Distribution and Marketing Agreement (the “Hydrogen Distribution Agreement”) and a Letter of Intent for the sale and purchase of a 5 MW fuel cell power plant (“LOI”).

Pursuant to the Cooperation Agreement, HydroGen and Samsung have agreed to use their best commercial efforts to cooperate with each other with respect to the sale and marketing of fuel cell power plants using stacks and modules under the “HydroGen” brand or related or new brands. The Parties have further agreed to the following:

• To use their commercially reasonable efforts to negotiate and execute a sales agreement for the sale by HydroGen and purchase by Samsung of an initial fuel cell power plant fueled by hydrogen rich gas of approximately 5 MW based upon, and effectuating, the terms of the LOI (the “Hydrogen Fuel Cell Power Plant Sales Agreement”) by March 31, 2008. At the request of Samsung’s customer, HydroGen now expects this sales agreement to be finalized after the ASHTA test plant has started operations, which is scheduled for the second quarter of 2008. While a definitive delivery schedule will be negotiated as part of the sales agreement, the Company’s nominal delivery time for a power plant project is approximately 18 months.

• Upon HydroGen delivering the first fuel cell power plant fueled by hydrogen rich gas, the Parties have agreed to enter into a BOP Technology Transfer, Licensing, and Technical Support Agreement pursuant to which Samsung shall obtain, in exchange for a royalty fee, certain rights to deliver to Samsung’s customers, fuel cell power plants utilizing HydroGen’s plant designs and related proprietary rights and confidential information. Through this agreement and as described below, HydroGen will transition into the role of a supplier of fuel cell stacks and modules to Samsung, who will market, distribute, and deliver complete PAFC plants to their end customers in their exclusive territories.

• HydroGen shall undertake to complete a design for a fuel cell power plant fueled by methane rich gases to meet design specifications as agreed upon by the Parties by a target date of July 11, 2008. Upon HydroGen’s producing a design that meets the design specifications agreed upon by the Parties, the Parties have agreed to enter into an exclusive distribution and marketing agreement for fuel cell power plants fueled by methane rich gases using stacks and modules manufactured by HydroGen (the “LNG Distribution Agreement”). Pursuant to that contemplated agreement, HydroGen anticipates receipt of an order from Samsung in late 2008 or early 2009 for a multi-megawatt turn key PAFC plant operated on natural gas.

• Upon entering into the LNG Distribution Agreement and subject to Samsung obtaining the requisite internal and regulatory approvals, Samsung has agreed to purchase shares of the common stock of the Company for an aggregate purchase price of not less than $5 million.

• Within two years after execution of the LNG Distribution Agreement (or, if the Parties do not enter into an LNG Distribution Agreement, within two years of June 30, 2008), the Parties shall commence a study of the feasibility and desirability of establishing a joint venture company by 2012 to produce stacks and modules and / or balance of plant (“BOP”) components and assemblies worldwide.

• HydroGen has the option to license any improvements that Samsung makes to Samsung’s balance of plant designs in exchange for a royalty fee to be negotiated between the parties.

Pursuant to the Hydrogen Distribution Agreement, HydroGen appointed Samsung as the exclusive distributor of HydroGen fuel cell stacks, modules and power plants in Asia, the Middle East, Australia, New Zealand and selected countries in Eastern Europe (the “Territory”). Additionally:

• HydroGen has reserved the right to sell to any agency, authority or instrumentality of the United States of America including, without limitation, all branches of its military, in any place in the world. Samsung is prohibited from directly or indirectly selling, marketing or distributing (a) any fuel cell products with an output capacity of 1.5 megawatts or more in, or into, the Territory, other than products from HydroGen and (b) any fuel cell products with an output capacity of 1.5 megawatts or more outside the Territory. HydroGen shall not sell, or cause to be sold, directly or indirectly, any HydroGen products with an output capacity of 1.5 megawatts or more, in, or into the Territory. Further, HydroGen shall not appoint other distributors or agents to sell HydroGen products of 1.5 megawatts or more in, or into, the Territory.

• Each year Samsung and HydroGen shall set and / or revise performance targets for the proceeding three years. Samsung shall set its sales performance targets for each of the regions in the Territory and cumulatively. HydroGen shall set price targets, production targets and system performance targets.

Competitive Business Conditions and Competitive Position

HydroGen believes it is well positioned with its scalable multi-megawatt technology to offer products that will meet increasing global demand for large scale, ultra-clean distributed energy.

HydroGen faces competition from a number of different sources. Indirectly, there is competition from the current producers of electricity, including the major power producers, transmission companies and existing co-generation sources. Current electric producers all have existing facilities, are part of the current power grid and have an established market presence. In addition, terminating or modifying power supply relationships with some of their suppliers may require these potential customers to pay termination fees to end long term contractual arrangements or pay fees for remaining a user of grid electricity on a back-up basis.

Directly, there is competition from other producers of fuel cells, albeit based on different technologies, and from incumbent distributed generation technologies in HydroGen’s target size class. Incumbents include internal combustion engines and combustion turbines. The former are the largest and best-established distributed generation technology, with most installations using liquid fuels but a substantial amount using gaseous hydrocarbons as well. However, operating at low temperature, with little waste heat available for cogeneration, and with frequent maintenance intervals, engines are utilized in applications that are not as directly competitive to HydroGen’s as the turbines. Combustion turbines have a long operating and service support history, low installed costs, and currently a substantial market position. HydroGen can compete with these technologies based on the following anticipated attributes of its technology:

1. High net electric and system efficiency;

2. Ultra-low emissions;

3. High reliability and availability;

4. Fuel and application diversity; and

5. Ability for integration of fuel cell plant into chemical plant.

Despite these attributes of our technology, incumbent technologies and producers are strongly entrenched and hold a highly defensible and dominant share of the market for electricity production. HydroGen will attempt to out-perform its competition by delivering products that offer a competitive value proposition against that of the incumbents, and through world class strategic partnerships that will provide significant market presence, credibility, and technical and business capability. HydroGen will also focus on and intends to deliver product cost reductions through aggressive value engineering projects to make HydroGen’s fuel cell power plants more attractive as an alternative source. Also, HydroGen can source projects where its fuel cell technology is the more logical solution such as locations where the electric grid is weak or not readily available, or where hydrogen is available.

Among other types of fuel cells, HydroGen also faces competition from producers of liquid-cooled PAFCs and molten carbonate fuel cells (MCFCs). Two leading manufacturers of liquid-cooled PAFCs are United Technologies Corporation and Fuji Electric. Both of these companies have a proven track record, substantial resources and a large number of installed power plants using their technology. Because both companies target natural gas-based applications below 1 MW, the Company does not anticipate significant direct competition from these providers. The leading supplier of MCFCs, FuelCell Energy, offers units ranging from 300 kW to 2.4 MW, and targets hydrocarbon fuel applications. This provider has fielded numerous early commercial units and is competing in similar geographies as HydroGen. While the MCFC system operates at a higher electric efficiency than the PAFC for hydrocarbon applications, MCFCs are principally restricted to hydrocarbon applications because of the need for internal carbon dioxide recycling for electrolyte replenishment. Because of the nature of their technology and the stage of their development, HydroGen does not consider the manufacturers of solid oxide fuel cells (SOFC) to be directly competing in the size range of plants that the Company is considering; however, some manufacturers of SOFCs are indicating their focus on larger scale applications as their initial commercial focus.

HydroGen intends to compete with its fuel cell competitors on the basis of what the Company believes to be its competitive attributes. The Company believes that its highly scalable multi-megawatt plant design flexibility gives it access to a wider range and larger total size of market opportunity. By focusing on large multi-megawatt systems, we anticipate that the installed cost (and associated price to customer) for our air-cooled PAFC power plants will be very competitive with other fuel cells, with higher reliability and lower maintenance. By using mature, “off the shelf” balance of plant (BOP) equipment and reformer technology, the Company also believes its fuel cell plants will be more reliable and cost less. The Company also believes that PAFCs have demonstrated the longest operating lifetime of all fuel cells, reducing the life cycle cost of ownership to the customer by extending the time required between fuel cell stack replacements. Finally, the Company believes that its application diversity, including hydrogen-available and hydrocarbon markets, offers a larger opportunity for its technology.

Customers

HydroGen anticipates selling its first PAFC power plant(s) in 2008 on the basis of expectations established in its strategic partnership agreements with Samsung.

Intellectual Property

HydroGen owns certain rights and manufacturing assets for the 400 kW, air-cooled PAFC technology developed in the 1980s and early 1990s by Westinghouse. As part of the Department of Energy (DOE)-Westinghouse program, Westinghouse obtained a revocable, non-exclusive license to use all technology developed pursuant to the DOE sponsored program. In addition, Westinghouse undertook its own development of module designs and manufacturing plans, and constructed a manufacturing facility and working prototype module. During this manufacturing and prototype program, Westinghouse privately developed recipes, processes and plans for designing and manufacturing phosphoric acid fuel cells. That intellectual property, maintained by Westinghouse as trade secrets, has been transferred to HydroGen along with all of Westinghouse’s rights to the technology developed under the DOE research and development program, and has since been maintained as closely held trade secrets. HydroGen also employs some of the former Westinghouse engineers who developed the technology, and has substantially transferred their knowledge base to a new team of engineers.

Westinghouse, who originally developed the technology and made the decision to maintain the core technology in the form of trade secrets, subsequently transferred all of its intellectual property related to the PAFC program, including trade secrets, to Environmental Energy Services, Inc (EESI), the predecessor company to Fuel Cell Corporation of America (FCA), on or about March 31, 1993 pursuant to a general assignment set forth in the asset purchase agreement. FCA/EESI maintained these trade secrets, until ultimately transferring the assets to HydroGen, LLC in the fall of 2001.

HydroGen continues the use of trade secrets as its principal mode to protect its intellectual property. The Company is currently working with its intellectual property counsel to assist it in formulating strategies designed to protect most effectively its existing and future intellectual property.

Although most of the core technology has been maintained as trade secrets, Westinghouse applied for and received patents in this technology. All of the patents related to this technology that were issued to Westinghouse were subsequently assigned to the DOE. However most of these patents either expired or were allowed to lapse by the DOE. The DOE maintained four patents, only two of which remain in effect today. On August 26, 2005, HydroGen, LLC, entered into a patent license with the DOE to license two patents for its business operations. The DOE granted the license to promote both the interests of the federal government and the public, as well as provide incentives to the Company to bring these inventions to market. The two remaining DOE patents subject to the license are:

Patent No.	Subject Matter of Patent	Expiration Date

4978591	Corrosion Free Phosphoric Acid Fuel Cells	9/2009

5096786	Integral Edge Seal for Phosphoric Acid Fuel Cells	9/2009

The patent license from the DOE is royalty free, irrevocable and exclusive to HydroGen, LLC except to the extent the government may require us to issue sublicense(s) to parties for health and safety needs. We were required to and did spend not less than $1,000,000 in the development of products using the licensed patents during the first year. We are also required to maintain the licensed inventions at the U.S. Patent and Trademark Office. We have also committed that the products embodying the licensed inventions will be manufactured substantially in the United States. We are obligated to provide various reports to the DOE regarding the development of our products. We may grant sublicenses to third parties with the permission of the DOE. The license may be terminated in whole or in part if: (i) we do not execute our development plan as required under the license; (ii) we fail to make any required reports to the DOE; (iii) we materially breach the agreement or (iv) the DOE determines that termination is necessary to meet requirements for public use as specified in federal regulations and those regulatory requirements are not being met by us. The loss of the exclusive use of the patents could impair the Company’s ability to realize its business plan.

Governmental Regulations

We presently are, and our fuel cell power plants will be, subject to various federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere.

We are also subject to federal, state, provincial or local regulation with respect to, among other things, emissions and siting. In addition, utility companies and several states have created and adopted or are in the process of creating interconnection regulations covering both technical and financial requirements for interconnection of fuel cell power plants to utility grids.

Regulatory and other incentives

An increasing array of federal, state, and foreign country incentives offer further opportunities for customers to benefit from HydroGen fuel cell systems. At the federal level, the Business Energy Tax Credit provides a tax credit equal to 30% of the purchase cost of a fuel cell system to a corporate customer. Also, under the Modified Accelerated Cost Recovery System, fuel cells are classified as 5-year property and are depreciated on an accelerated basis over that time period. Additionally, in 2006 the Department of Energy initiated a Loan Guarantee Program, under which the federal government has committed to serve as guarantor for up to $4 billion to encourage early commercial use in the United States of new or significantly improved technologies in energy projects, including hydrogen-related energy projects. Together, these existing incentives may assist in reducing the cost and risk associated with early adoption of the HydroGen product.

Additionally, numerous states are initiating or increasing commitments to renewable or “alternative” energy portfolio standards and related mandates, and providing significant incentives to reduce the cost of such technologies to early adopters. One major example is the State of California, which currently offers a direct purchase incentive of $4,500/kW for fuel cells running on renewable fuel and $2,500/kW for all other fuel cells, through the Self-Generation Incentive Program. In the State of Connecticut, fuel cells qualify as a “renewable” technology under the state’s renewable portfolio standard.   Additionally, fuel cells qualify as a Tier 1 alternative energy technology as part of the Commonwealth of Pennsylvania’s Alternative Energy Portfolio Standard (AEPS). The AEPS, enacted November 30, 2004, requires each electric distribution company and electric generation supplier to retail electric customers in Pennsylvania to supply 18% of its electricity using alternative-energy resources by 2020, of which 8% must be derived from Tier 1 sources. Tier 1 generation credits are tradable instruments that can enable non-utility owner-operators of fuel cell systems to sell the credits to electricity suppliers which must comply with the AEPS requirements.

Other nations have begun to offer incentives to support development of fuel cell power generation systems and the related industry. In South Korea, for example, an array of incentives and subsidies directly benefit adopters of fuel cell systems. Under a feed-in tariff program, the federal government purchases the electric power output from the first 50MW of installed fuel cell systems for a price of $0.30/kWh, a premium of approximately over 400% above the cost of conventional generation in South Korea.

This discussion is not intended as a comprehensive review of all available incentives, but a general presentation of some such incentives to illustrate their widespread and increasing nature, and potential importance in spurring early adoption.

Research and Development

We incurred $10,886,000 and $3,860,000 in research and development activities for the periods ended December 31, 2007 and 2006, respectively. None of the amounts spent on research and development have been borne directly by customers.

Suppliers and Raw Materials

We use various raw materials and components to construct a fuel cell module, including platinum which is critical to our manufacturing process. Our BOP components are procured from several key suppliers. We continually evaluate new suppliers and currently are qualifying several new suppliers.

Environmental Compliance

We believe that we are, in all material respects, in compliance with local, state, and federal environmental laws applicable to our manufacturing and waste disposal operations, and we have prepared appropriate documentation as to our current operational procedures, standards, and guidelines in order to comply with applicable environmental laws.  In 2007, we spent approximately $90,000 on these compliance activities.

Product Update

On October 17, 2006, HydroGen announced that it had signed an agreement with ASHTA Chemicals to install and operate a 400 kW fuel cell demonstration power plant at ASHTA’s chlor-alkali manufacturing plant in Ashtabula, Ohio. We have completed construction of this plant and have delivered to it the 400 kW fuel cell module. We are currently performing start-up testing and anticipate generating power in the second quarter of 2008.

Employees

As of April 1, 2008, HydroGen employed approximately 103 full time employees and three part time employees. Of its employees, HydroGen has seven members of executive management, 83 technical staff and 13 administrators and organizational support staff. HydroGen believes it has good relations with its employees, and none are represented by collective bargaining agreements.

Risk Factors

Investors in HydroGen should be mindful of the following risk factors relative to HydroGen’s business.

HydroGen has limited revenues to sustain its business.

As of December 31, 2007, HydroGen had cash of approximately $8.1 million. HydroGen is a development stage Company that cannot rely on revenues from sales. Without raising additional capital, HydroGen will not be able to sustain its operations past mid-May 2008.

Our independent auditors have issued a going concern opinion.

Our auditors have included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2007, indicating that our recurring losses from operations, net capital deficiency, and current liquidity position raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HydroGen has a limited operating history in the fuel cell industry, and therefore investors may not be able to evaluate an investment in our common stock.

HydroGen has a limited history of operations in the fuel cell industry. An investment in HydroGen should be viewed in light of the risks and uncertainties inherently faced by a company in the early stages of development. Due to the nature of the emerging industries in which HydroGen competes, some aspects of its business plan rest on the beliefs formed by its management and have not necessarily been supported by independent sources. As a result, there can be no guarantee as to the adequacy of HydroGen’s business plan and there is a limited basis for evaluating HydroGen.

HydroGen has incurred substantial losses and expects continued losses. There can be no assurance that HydroGen can achieve profitability, and even if it does become profitable, that it can sustain profitability.

HydroGen has incurred substantial losses since its formation and had an accumulated deficit of approximately $31.5 million as of December 31, 2007. HydroGen expects to continue to incur net losses for the next 30 to 40 months as it continues to make significant investments in commercialization activities and pursue cost-reduction activities. HydroGen cannot determine with certainty when or if it will achieve profitability, and even if it does achieve profitability, whether it can sustain or increase profitability.

HydroGen will require a substantial amount of additional capital to fully execute its business plan, and we are uncertain about the availability of such additional funds without which we may not be able to execute our business plan.

The business plan calls for the expenditure of substantial capital to finance power plant development projects, continued financing for its Versailles fuel cell manufacturing facility, and the construction of an advanced manufacturing facility with capacity for future large scale serial production of fuel cell stacks and potentially for other components used in the fuel cell power plants that HydroGen plans to sell and deliver. HydroGen will require additional capital to fund its expenditures, including business development, operating losses, and other cash needs to implement its market entry and cost reduction phases. HydroGen has made an initial estimate of its capital needs for its market entry stage and believes it will need a minimum of $75 million in additional capital. HydroGen plans in the future to seek portions of the required funding from commercial sales, equity investments from strategic partners and others, existing state incentive programs for fuel cells, federally funded fuel cell demonstration programs and low interest incentive based loans supported by one or more selected states. We currently have no committed sources of, or other arrangements with respect to, additional financing, and there can be no assurance that such additional financing will be available or, if available, be available on acceptable terms to HydroGen. Without the necessary funds, our business plan will have to be modified or may not be fully executed. Additionally, any future financing may significantly impair the Company’s ability to utilize net operating losses existing at the time of the financing as a result of limitations imposed under Internal Revenue Code Section 382.

Current shareholders may be diluted as a result of additional financings.

If HydroGen raises additional funds through the sale of equity or convertible debt securities, current shareholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of common stock outstanding. Moreover, HydroGen may have to issue securities that may have rights, preferences and privileges senior to its common stock.

HydroGen’s current cost to produce its fuel cell modules exceeds the amount for which it can currently sell such product. While HydroGen has initiated specific work targeting cost reductions, if HydroGen is unable to reduce the costs of its fuel cell modules, it will have a material adverse effect on its business plans, prospects, results of operations and financial condition.

The production costs of our initial industrial products are expected to be higher than their sales prices. HydroGen recognizes that successfully implementing its strategy and business plan requires that it offer fuel cell modules at competitive prices, which can only be accomplished when production costs are cut substantially from current levels. HydroGen has multiple value engineering projects in progress that target the required cost reductions. If HydroGen is unable to produce fuel cell modules at competitive prices relative to alternative technologies and products, HydroGen’s target market customers will be unlikely to buy its fuel cell modules. The failure to achieve cost reductions may materially adversely affect HydroGen’s business plans, prospects, results of operations and financial condition.

HydroGen received a grant from the State of Ohio that has a number of obligations that if they are not met will cause the grant to be withdrawn.

The State of Ohio has provided HydroGen a development grant of $1,250,000 on a reimbursement basis. The grant imposes a number of obligations on HydroGen, including the implementation of the outlined business plan in the grant application, relocation of the headquarters and establishment of manufacturing facilities in the state, creation of jobs and adherence to federal and state regulations of accountability and business practice. If these are not met, the grant may be withdrawn and the proceeds of the grant may have to be repaid to the State of Ohio. The loss of the grant funding may limit the ability of HydroGen to implement its business plan as currently established and require HydroGen to seek additional funding earlier than anticipated.

HydroGen’s initial fuel cell modules will be based on technology developed by Westinghouse Electric Power Division. While this technology has been tested for millions of hours at the scale and stack level, it has not been manufactured in volume, deployed to industrial applications, nor proven for the nominal lifetime of 5 years. As experience with this technology is gained in the factory and in the field, there will likely be additional funds expended to improve manufacturability, performance and lifetime.

HydroGen’s fuel cell modules are based on technology developed in the 1980s and early 1990s by Westinghouse Electric Power Division. There exist some areas where further development might be done or required. Certain basic materials and components may have changed in nature or specifications, and additional associated problems may materialize during the initial production of the fuel cells and fuel cell stacks. There is no certainty that fuel cell production in our Versailles production plant or in the advance manufacturing plant which is planned to come on line in 2009 will not have a material impact upon the performance, profitability, and cash flows from future operations.

HydroGen has entered into a license with the Department of Energy which has certain requirements that if not met will cause the license to be terminable.

HydroGen has entered into a license of four patents from the Department of Energy (two of which have since expired) which requires us to make a yearly report to the DOE. If not met, the license will be terminable, the loss of which could impair HydroGen’s ability to attract additional investment.

HydroGen relies on trade secret and similar means to protect much of its intellectual property which may not prove to be effective, with the effect of impairment in our rights.

HydroGen relies on trade secret law, confidentiality agreements and physical security such as restricted access to protect much of its intellectual property. If these means of protection are compromised others may obtain knowledge of our intellectual property and could potentially develop competing products. For instance, confidentiality agreements to which HydroGen is a party may be breached, and HydroGen may not have adequate remedies for any breach. To protect its rights that others learn illegally may require HydroGen to expend time and financial resources pursuing court actions. These actions are typically expensive and are not always conclusive in favor of the claimant. In addition, though HydroGen believes doing so would be difficult, it may be possible for third parties to reverse engineer its fuel cells through inspection and testing. Finally, it is possible that third party patents may exist on which HydroGen’s technology may infringe. HydroGen’s financial condition may be impaired in any such events, and it may lose its competitive position as a result.

Failure of HydroGen’s field tests could negatively impact demand for its products.

HydroGen has a commercial demonstration test facility at ASHTA Chemicals, Inc. in Ashtabula, Ohio. Demonstrations of HydroGen’s product could encounter problems and delays for a number of reasons, including the failure of its technology, operator error, and the failure to properly maintain and service its test facility plants. Any problem or perceived problem with HydroGen’s field tests could materially harm its reputation and impair market acceptance of, and demand for, its products.

HydroGen has no experience manufacturing fuel cell power plants on a commercial basis which may result in production delays, associated delays in sales and could result in additional development costs.

HydroGen has no experience manufacturing fuel cell modules or in designing and constructing fuel cell power plants on a commercial basis. HydroGen does not know whether or when it will be able to develop efficient, low-cost manufacturing capability and processes that will enable it to meet the production standards or production volumes necessary to successfully market its products. Even if HydroGen is successful in developing its manufacturing capability and processes, it does not know whether it will do so in time to meet its product commercialization schedule. Therefore, investors may lose the opportunity to profit from the development of HydroGen’s technology and business plan because there may be delays in sales, and additional development costs.

A viable market for HydroGen’s products may never develop or may take longer to develop than HydroGen anticipates.

HydroGen’s fuel cell power plants represent an emerging market, and HydroGen does not know the extent to which distributors and resellers will want to purchase them and whether end-users will want to use them. If a viable market fails to develop or develops more slowly than HydroGen anticipates, HydroGen may be unable to recover the losses it has incurred to develop its products and may be unable to achieve profitability. The development of a viable market for HydroGen’s products may be impacted by many factors which are out of its control, including:

•	the cost competitiveness of HydroGen’s products;

•	the future costs of natural gas, hydrogen and other fuels expected to be used by our products;

•	consumer reluctance to try a new product;

•	consumer perceptions of HydroGen’s product safety;

•	regulatory requirements;

•	barriers to entry created by existing energy providers; and

•	the emergence of newer, more competitive technologies and products.

Utility companies could place barriers on HydroGen’s entry into the marketplace with the result that we may not be able to sell sufficient products to sustain operations and cause unexpected losses.

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

Alternatives to HydroGen technology could render HydroGen’s systems obsolete prior to commercialization, and therefore will cause us to curtail our current business plan and potentially impair an investment in HydroGen.

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

HydroGen’s success will depend on its and its partners’ ability to sell and deliver fuel cell power plants. Although there is interest indicated in its potential fuel cell power plants and HydroGen is in the process of negotiating its first sales contract for the sale and delivery of its air-cooled PAFC power plants, no definitive contracts have been executed to date. Factors that could adversely affect HydroGen’s ability to sell and deliver fuel cells include HydroGen’s ability to manage operations, increased competition and unexpected technological obsolescence of HydroGen’s air-cooled phosphoric acid fuel cell technology. Another reason for not being able to deliver the fuel cell power plants is the technological risk associated with new applications of technology. The inability of HydroGen to effectively sell and deliver fuel cell power plants, or to get the first few plants operational, would have a material adverse effect on HydroGen’s business, financial condition and results of operations because it will lose market opportunity and credibility.

HydroGen may be unable to obtain the necessary governmental approvals, authorizations, certifications, permits, licenses, and rights-of-way to sell, deliver and/or operate fuel cell power plants without which HydroGen will not be able to sell its systems or be able to enter the market.

The development, sales, and delivery of fuel cell power plants will depend on, among other things, HydroGen’s ability to secure and maintain regional governmental approvals, authorizations, permits and licenses. In certain jurisdictions, other legal requirements may delay, stop or impede the sales, delivery and/or operation of fuel cell power plants. There can be no assurance that HydroGen, its distributors, its customers, or its contractors will successfully obtain required approvals, authorizations, permits and licenses or enter into necessary agreements, as the case may be. If HydroGen, its distributors or any contractor fails to secure or maintain any necessary approvals, authorizations, permits or licenses, or faces delays in respect thereof, HydroGen may be unable to commence or complete any proposed fuel cell projects, which could materially and adversely affect HydroGen’s ability to sell, deliver or operate fuel cell power plants.

If HydroGen or Samsung fail to perform under their strategic agreements, HydroGen’s business, prospects, results of operations or financial condition may be adversely affected.

HydroGen and Samsung have entered into a Master Cooperation Agreement and a Hydrogen Distribution and Marketing Agreement pursuant to which Samsung will be the exclusive distributor of HydroGen’s fuel cell products in Asia, the Middle East, Australia, New Zealand and certain countries in Eastern Europe. There can be no assurance that Samsung will be able to effectively market and sell HydroGen’s fuel cell products in all or any parts of these regions, or if they are able to market and sell HydroGen’s fuel cell products, that they will be able to do so at the levels targeted by the parties. There can also be no assurance that HydroGen will be able to meet the sales demands of Samsung or that HydroGen will be able to sell at the prices required by Samsung’s customers. Any such failure by Samsung to market and sell HydroGen’s fuel cell products or HydroGen’s failure to meet sales demand or price requirements may adversely affect HydroGen’s business, prospects, results of operations or financial condition.

The exclusivity of HydroGen’s agreements with Samsung are subject to early termination and any such early termination of exclusivity may have a material adverse effect on HydroGen’s business, prospects, results of operations or financial condition.

If by December 31, 2009 (and on December 31 every two years thereafter) HydroGen fails to attain the efficiency, production capacity, or price targets set in the Hydrogen Distribution and Marketing Agreement, Samsung may in its sole discretion terminate the exclusivity of such agreement. In addition, on December 31, 2012, Samsung shall have the one-time right to terminate the exclusivity of such agreement. If Samsung terminates the exclusivity of the Hydrogen Distribution and Marketing Agreement, it may have a material adverse effect on HydroGen’s business, prospects, results of operations or financial condition.

HydroGen faces risks associated with its plans to market, distribute and service its products internationally.

HydroGen intends to market, distribute and service its products internationally and may establish international operations. HydroGen has limited experience developing and no experience manufacturing its products to comply with the commercial and legal requirements of international markets. HydroGen’s success in international markets will depend, in part, on our ability and that of our partners to secure relationships with foreign sub-distributors, and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, HydroGen’s planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations, intellectual property rights in foreign countries, fluctuations in currency exchange rates, taxations, exchange controls, employment regulations and repatriation of earnings. Also, to the extent HydroGen’s operations and assets are located in foreign countries, they are potentially subject to nationalization actions over which HydroGen will have no control. Additionally, international transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect HydroGen’s business, financial condition or operating results.

Platinum is a scarce resource on which HydroGen is dependent.

Platinum is a key material in HydroGen’s phosphoric acid fuel cells. Platinum is a scarce natural resource and HydroGen is dependent upon a sufficient supply of this commodity. Any shortages could adversely affect our ability to produce commercially viable fuel cell systems and significantly raise HydroGen’s cost of producing HydroGen’s fuel cell systems. In addition, HydroGen intends to retain the ownership of the platinum in its fuel cell modules sold to customers and expects to be able to recover approximately 85% of the economic value of the platinum subsequent to the fuel cell modules useful life. HydroGen may have problems recovering the platinum from its customers or the costs of recovery may increase or the amount recovered may be less than HydroGen expects. Any one of more of these problems may adversely affect HydroGen’s business, financial condition or operating results.

HydroGen’s products use flammable fuels that are inherently dangerous substances.

HydroGen’s fuel cells use natural gas and hydrogen gas in catalytic reactions, which produce less heat than a typical gas furnace. While HydroGen’s products do not use this fuel in combustion process, natural gas and hydrogen gas are flammable fuels that could leak and combust if ignited by another source. Any such accidents involving HydroGen’s products or other products using similar flammable fuels could materially suppress demand for, or heighten regulatory scrutiny of, HydroGen’s products.

HydroGen may not be able to implement the business plan as planned, on time and within budget which may cause a loss or diminution of investment value of the common stock.

HydroGen’s ability to achieve its strategic objectives will depend in large part upon the successful, timely, and cost-effective completion of the business plan. The fuel cell projects will be offered and developed in various states and countries, and the success of these projects will rely on contracted construction companies and subcontractors in these states and countries. In addition to HydroGen’s obtaining and maintaining applicable governmental approvals, authorizations, permits and licenses the successful execution of the business plan is dependent upon a variety of factors, uncertainties and contingencies, many of which are beyond HydroGen’s control, such as power plant construction risks, subcontractor risks, and regulatory risks.

HydroGen is subject to competition with traditional and other alternative energy systems, any of which could be determined to be more viable, more reliable or more cost efficient and any of which could reduce demand for air-cooled phosphoric acid fuel cell power systems of the type produced by HydroGen.

HydroGen’s success depends on its ability to compete with other energy systems providers. HydroGen is likely to face competition from existing energy systems providers, including combustion turbine manufacturers and renewable energy developers, who may decide to sell to the same customers and/or to build expansions of their own power generating portfolio, and from equipment manufacturers and local contractors who typically build energy systems upon a customer’s request and may decide to build excess power generating capacity which would compete with the fuel cell power plants built by HydroGen. Further, national and regional energy utility providers that have established transmission and distribution networks throughout their home countries and/or territories may decide to enter the power plant supply industry, therewith creating more competitors in the market. Due to the highly competitive nature of the American, European, Asian and international energy industries, new companies may emerge in the future offering services and products similar to HydroGen’s. This intensifying competition could reduce or supplant the demand for the use of HydroGen’s fuel cell power plants.

HydroGen will be competing with a new technology which if not accepted by the marketplace will impede its ability to sell fuel cells and jeopardizes its business plan.

There can be no assurance that phosphoric acid fuel cells will become the preferred technology for power production in the future. New technologies may emerge, that may become more widely used than phosphoric acid fuel cells, particularly in view of the now rapid pace of technological development in the energy industry generally. If phosphoric acid fuel cells do not become the preferred technology for the production of distributed, as well as premium power, there will be substantially less demand for phosphoric acid fuel cell power plants.

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

HydroGen may be unable to obtain an adequate supply of materials or components to complete the fuel cell power plants. Certain components may not be widely available. A failure of any supplier to deliver the necessary materials and/or components to HydroGen on schedule or at all could delay or interrupt the manufacturing of fuel cell modules and/or the construction of the fuel cell power plants. From time to time, there may be high demand in the market for some materials or components relative to the supply capacity, which could impede the ability of HydroGen to obtain the quantity of those materials and/or components it needs. Any delay in obtaining an adequate supply of materials and/or components could lead to construction delays and additional costs.

The fuel cell power plants could fail or be disrupted due to technological factors or external damage or could deteriorate more quickly than expected thereby increasing costs for replacement fuel cell stacks and modules, damaging sales for this technology and diminishing the business reputation of HydroGen.

The success of the fuel cell power plants will depend in part on HydroGen’s ability to protect the plants, and their materials and/or components from external damage. There can be no assurance that the availability of the fuel cell power plants to customers will not be disrupted due to external damage caused by construction work, weather, or by events such as fires, earthquakes, floods, power losses and similar accidents or disasters. Any prolonged difficulty in accessing the fuel cell power plants could threaten HydroGen’s relationship with its customers and have a material adverse effect on HydroGen’s business, financial condition and results of operations. HydroGen cannot guarantee the actual useful life of any part of the fuel cell power plants. Preventive maintenance programs and standard procedures will be in place, to minimize adverse consequences, due to faulty operational conditions of the fuel cell plants for HydroGen, and for its contractors and customers. A number of factors will affect the useful life of the fuel cell power plants, including, among other issues, quality of hydrogen, quality of construction, and unexpected deterioration. Failure of any part of the fuel cell power plants to operate for its full design life could have a material adverse effect on HydroGen’s business because they would not operate as marketed, thereby damaging sales and reputation.

HydroGen’s success depends on its ability to hire and retain key personnel without which its ability to implement its business plan will be slowed.

HydroGen’s future success depends on the skills, experience and efforts of its officers and key technical and sales employees. Its management has significant experience in the energy and chemical plant construction industries, and the loss of any one of them could materially and adversely affect HydroGen’s ability to execute its business strategy. HydroGen’s success also depends on its ability to attract, train and retain qualified engineering, technical, and sales personnel. Competition for personnel in these areas is intense and HydroGen may not be able to hire or retain the required personnel. A failure to do so could have a material adverse effect on HydroGen’s business, financial condition and results of operations because without the right persons, HydroGen may not be able to fully implement its business plan. HydroGen does not maintain key man insurance on any of its management or employees.

HydroGen may be unable to manage its growth effectively which may result in improperly spent or managed resources or additional costs.

As a result of HydroGen’s expected growth and expansion, significant demands have been, and will continue to be, placed on HydroGen’s management, operational and financial resources and systems and controls. In order to manage growth effectively, HydroGen must continue to develop its operational and financial systems and controls, expand through the acquisition and utilization of additional facilities, and hire, train, and manage a qualified employee base. Inaccuracies in HydroGen’s forecasts of market demand could result in insufficient or excessive capacity or facilities and disproportionate fixed expenses for its operations. There can be no assurance that HydroGen will be able to develop the fuel cell power plants as planned or expand at the rate anticipated in accordance with its business plan. As HydroGen proceeds with its business development and expansion, there will be increased demands on HydroGen’s customer support, sales and marketing and administrative resources. There can be no assurance that HydroGen’s engineering, production, operations, and financial control systems will continue to be adequate to maintain and effectively manage growth. Failure to continue to upgrade the administrative, operating and financial control systems or the emergence of unexpected expansion difficulties could materially and adversely affect HydroGen’s business and results of operations and cost additional sums. Managing operations in multiple jurisdictions may place further strain on HydroGen’s ability to manage its overall growth.

Anticipated growth in demand for energy systems capacity may not occur which would reduce the market and the opportunity to sell HydroGen’s fuel cell systems.

One of HydroGen’s primary customers will be operators of fuel cell power plants for their power (and often co-generated heat) needs. To the extent local and regional demand for power generating capacity does not exceed the capacity of the current energy market suppliers, or technological advances increase the capacity of existing power generating equipment, HydroGen’s potential customers may not have a need for additional power generating capacity. Any significant decline in the local and regional demand for power generating capacity or downturn in the energy industry could result in unsold capacity of fuel cell power plants and hence lower revenues. If growth in the demand for power generating capacity for any of these, or other, reasons is less than that expected by HydroGen, there will be less demand for the fuel cell power plants, which would have a material adverse effect on HydroGen’s business, financial condition and results of operations due to a lack of demand for systems.

It is possible there are claims resulting from prior corporate activities of which HydroGen is unaware that may come to light in the future and cost HydroGen considerable time, effort and expense to resolve.

Although prior to the exchange transaction with HydroGen, LLC, the Company was operational only as a shell corporation for at least two years, it is possible that claims may be asserted against HydroGen in the future. There can be no assurance given that some person will not devise a claim and attempt to assert it in the hopes of obtaining some monetary or other benefit. To resolve claims, including payment, may cost HydroGen considerable time, effort and expense. Any of these may impair management’s implementation of the Company’s business plan with the consequence of a loss of opportunity.

If the Company is not able to maintain its listing on the NASDAQ Capital Market, the liquidity of the common stock in the market may be affected.

On March 6, 2007, the common stock of the Company was listed on the NASDAQ Capital Market. If the Company is not able to maintain its listing for any number of reasons, including the trading price, it may have to remove the stock from that market and re-establish trading on the OTC Bulletin Board. If that were to happen, the liquidity offered by the NASDAQ Capital Market would be lost and there may not be as much trading opportunity offered to the stockholders or at prices as favorable on other markets.

Even though our common stock is now listed on the NASDAQ Capital Market, the market price of the shares may fluctuate greatly, and investors in the Company bear the risk that they will not recover their investment.

Trading in our common stock has been minimal from time to time and subject to large volume and price fluctuation. Therefore, there is no clearly established market for our shares at this time. The public market price is likely to be influenced by the price at which and the amount of shares the selling stockholders are attempting to sell at any point in time with the possible effect of limiting the trading price or lowering it to their offering price. Shares such as those of companies like ours are also subject to the activities of persons engaged in short selling the securities which have the effect of driving the price down. Therefore, the price of our common stock may fluctuate widely. A full and stable trading market for our common stock may never develop in which event any holder of our shares may not be able to sell at the time he elects or at all.

Item2.	Description of Property

HydroGen does not own any real property or any rights to acquire any real property.

HydroGen currently occupies approximately 34,500 square feet of manufacturing and office space in Versailles, Pennsylvania. At this location HydroGen maintains its current principal manufacturing and testing facilities. The Company is the sole occupant of this facility. This facility is leased from the National Carbide Die Corporation. On August 15, 2005, the Company entered into a 5 year lease for a price of $172,480 per year.

HydroGen has established a small corporate headquarters and advanced manufacturing development facility of approximately 900 square feet in Cleveland, Ohio at the Wright Fuel Cell Group building on the Case Western Reserve campus. In November 2006, the Company executed a 1 year agreement to increase the size of the office space rented. The Company is renting the space at a base rent of approximately $2,700 per month. Since the expiration of the initial term of the lease, the Company has continued the lease on a month-to-month basis.

In addition to the office in Cleveland, the Company has leased office space of approximately 1,900 square feet in Ashtabula, Ohio, which facility serves as the Company’s field office for building its 400 kW fuel cell demonstration plant. The Company is paying $1,800 per month for the rent, and the lease is on a month-to-month basis.

HydroGen also has offices of approximately 1,700 square feet at 10 East 40th Street in New York City, from which we conduct corporate governance, legal, investor relations, funding and related activities. On October 19, 2005, the Company entered a 61 month lease at an annual cost of $69,700 for the first year, and increasing 2.5% in each year thereafter of the lease term.

Each of the premises leased by the Company is well-maintained, in good condition, is adequate for our current needs and adequately covered by insurance.

HydroGen is currently in the process of locating space for an advanced manufacturing facility and believes that it will be able to find adequate space for such advanced manufacturing facility.

Item 3.	Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2007, no matters were submitted to a vote of security holders.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market (symbol HYDG). At April 14, 2008, there were approximately 271 record holders of the Company’s common stock.

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

The Company has not declared or paid any dividends since its inception and does not plan to declare or pay any dividends in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, and when not restricted, will be determined by our board of directors in light of our earnings, financial condition, capital requirements and other factors.

The ranges of high and low prices for shares of our common stock as indicated on the NASDAQ Capital Market for the periods indicated below were as follows:

QUARTER ENDED	HIGH	LOW
December 31, 2007	$3.25	$1.90
September 30, 2007	6.57	2.33
June 30, 2007	5.00	3.72
March 31, 2007	5.22	3.75
December 31, 2006	5.00	2.80
September 30, 2006	6.00	4.50
June 30, 2006	9.00	5.00
March 31, 2006	5.75	3.00

Transfer Agent

The Transfer Agent and Registrar for HydroGen’s common stock is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO  80401.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plans, including our 2005 Performance Equity Plan, as amended, and our 2007 Performance Equity Plan. The information in this table is as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,226,761	$3.12	173,239
Equity compensation plans not approved by security holders(1)	342,345	4.34	—

Total	2,569,106	$3.28	173,239

(1)
In March and April, 2005, the Company issued options to certain employees and advisors for an aggregate of 12.22 Membership Units in HydroGen, LLC. The options had an exercise price of $121,500 per unit, which reflected fair market value at the time of the grant, and vested over a 36 month period. These agreements were subsequently amended to reflect the recapitalization of the Company, and are now options on the Company’s common stock. The exercise price of these options, on a per share basis, is $4.34. These options were not issued under any plan.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related footnotes. This discussion and analysis contains forward-looking statements relating to future events and our future financial performance. These statements involve known and unknown risks, uncertainties and other factors, including those set forth in this Annual Report on Form 10-KSB, which may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

General

HydroGen is in the development stage and is expected to remain so for at least the next several quarters. HydroGen’s business plan calls for it to design, manufacture and sell multi-megawatt turn-key power plants, based on a series of standardized product designs incorporating HydroGen’s 400 kW fuel cell modules, and to sell fuel cell stacks and modules to other system integrators and turn-key project developers. Additionally, HydroGen’s plan calls for it to generate recurring revenues from the sale of fuel cell stack and module operations and maintenance (“O&M”) services.

The principal objective of our plan of operation is to achieve levels of market penetration and product cost that will enable the Company to sell profitably PAFC stacks and modules, complete PAFC power plants, and related O&M services. The Company believes that it can ultimately reduce the cost of its 400kW fuel cell modules to a level that is comparable to the installed cost of conventional power generation in the 2 to 30 MW size class, with a product that is considerably higher in electrical efficiency than incumbent technology. These costs also compare favorably to those of competitors in the stationary fuel cell arena.

Plan of Operation

The chart below illustrates the key elements of our plan of operation. The chart depicts our fuel cell production costs, future cost projections, anticipated ranges of sales prices for our fuel cell systems and modules, and projected sales volumes for the period 2008 through 2011.

As shown, our “first article” product costs for fuel cell stacks and modules are approximately $3,300/kW, and “first article” costs for a complete, installed PAFC power plant are approximately $6,000/kW (both exclusive of the cost of platinum, of which HydroGen retains ownership and recovers at the end of the fuel cell’s useful life). Management’s objective is to reduce fuel cell stack and module costs to a level of approximately $1,500/kW or less by 2010-2011, which management believes is a cost level necessary to achieve positive gross margins and cash flows. The Company believes that its complete PAFC systems can be sold to end users for price levels ranging from approximately $2,000-5,000/kW installed and that PAFC stacks and modules can be provided to system integrators for a price of approximately $1,250-3,000/kW. These sales price ranges are depicted in the two boxes titled “Sales price range – system” and “Sales price range – modules,” and are based on the Company’s analysis of pricing levels that can be borne in different market segments. Finally, the chart presents management’s forecast for fuel cell product sales, with initial sales of two turnkey PAFC systems totaling approximately 10 MW projected for 2008-early 2009, then approximately 20 MW projected for 2009, 50 MW for 2010, and 90 MW for 2011. Management believes that the majority of sales after the initial 10 MW will be for the Company’s stacks and modules, with more limited turnkey plant sales in the 2009-2010 time frame in particular.

Chart: Plan of Operation Metrics

Management has developed the following plan of operation in order to achieve the necessary market penetration levels, cost reductions, and manufacturing capacities to support the Company’s transition to profitable operation, while minimizing overall financial needs. The key elements of HydroGen’s plan of operation include:

1.	Demonstration and validation of HydroGen’s PAFC technology at customer field sites;

2.	Early “turnkey” sales of complete PAFC power plants to support initial market penetration;

3.	Limited manufacturing of fuel cell modules in our Versailles, PA manufacturing facility to support initial sales;

4.	Next-generation PAFC product and high volume advanced manufacturing development to deliver necessary cost reductions; and

5.
Transition to role of supplier / servicer of PAFC stacks and modules through partnerships with system integrators and distributors. Execution of additional strategic agreements with system integrators and distributors.

In order to support the plan of operation, the Company intends to increase staffing levels by a total of approximately 55 individuals from April 1, 2008 through December 31, 2008 and up to 120 in 2009. The majority of these new employees will be technical and production staff to support the Company’s manufacturing, system engineering, and cost reduction initiatives. The Company anticipates that it will have to raise additional funds in the next 12 months to meet the objectives of our plan of operation.

Demonstration and Validation of HydroGen’s PAFC Technology at Customer Field Sites

In order to support initial market penetration, HydroGen is undertaking commercial scale technology demonstration and validation activities. The principal purpose of these activities is to obtain a successful validation and performance history for the core 400 kW module and, in certain markets, demonstrate the Company’s ability to process hydrogen-rich waste gas streams to specifications required for fuel cell operation. Once successful validation is obtained, we anticipate that the Company will be able to obtain commercial orders for full-scale PAFC power plants consistent with HydroGen’s sales objectives as described below.

On October 17, 2006, HydroGen announced that it had signed an agreement with ASHTA Chemicals to install and operate a 400kW fuel cell demonstration power plant at ASHTA’s chlor-alkali manufacturing plant in Ashtabula, Ohio.  This effort is being partially funded by a $1,250,000 award that the Company received from the State of Ohio Department of Development. The Company completed construction and check-out of the demonstration power plant in 2007, in preparation for delivery of the Company’s first newly-produced 400kW PAFC module. The Company delivered the PAFC module on February 22, 2008 and is currently engaged in start up and testing activities. The Company expects the plant to be operational in the second quarter of 2008, and plans to perform various tests and performance demonstrations during the course of 2008.

In Fall 2006, HydroGen also initiated a project to design and build a pilot scale system to clean coke oven gas to meet the input feed requirements of the HydroGen PAFC system. The overall goal of this project is to support market penetration efforts into the coke oven gas market for HydroGen’s PAFC systems. The principal project objective is to build and demonstrate a complete prototype coke oven gas cleanup system that will perform acceptably in a commercial scale plant. The project is being undertaken at the United States Steel Clairton Works coke oven facility, the largest such facility in the United States, located near the Company’s manufacturing plant in Versailles, Pennsylvania. The Company has designed and, in concert with United States Steel, has almost completed construction of, the pilot scale gas treatment facility. HydroGen plans to have this pilot plant on-line in the second quarter of 2008. The test plant will generate data to directly support power plant design and sales efforts into this market.

Early “Turnkey” Sales of Complete PAFC Power Plants to Support Initial Market Penetration

The Company’s plan of operation calls for us to execute sales contracts for initial sales of at least 10MW of turnkey projects in 2008 through early 2009. The Company anticipates orders for two turnkey PAFC systems, each of approximately 5MW in capacity from Samsung Corporation. These turnkey power plants may be either hydrogen-available plants or a combination of hydrogen-available and hydrocarbon fueled power plants. These anticipated orders are pursuant to a series of strategic agreements signed January 11, 2008 between HydroGen and Samsung Corporation. The Company expects to execute the first of these orders in the second quarter of 2008.

In addition to the two anticipated sales to Samsung pursuant to the agreements described above, HydroGen intends to sell additional turn-key power plants in North America and elsewhere in order to achieve our stated sales goals and gain penetration into targeted markets. HydroGen has been developing a pipeline of projects with several large generators of by-product hydrogen and other potential customers who have expressed interest in acquiring fuel cell power plants. The total number of turn-key sales targeted for the period will be set annually by the Company, and will be a function of the quality/attractiveness of the market opportunities, the sales prices that can be borne in those opportunities, and the product cost levels achieved during this period through the Company’s cost reduction programs.

To support these sales efforts, HydroGen will invest working capital to complete the design, component selection, and full costing of at least two full-scale PAFC plants: 1) a 5MW PAFC plant to be operated on available hydrogen gas, and 2) a multi-megawatt plant to be operated on gaseous hydrocarbon fuels.

Limited manufacturing of fuel cell modules in our Versailles, Pennsylvania manufacturing facility to support initial sales

HydroGen has principally completed the initial ramp up of its manufacturing facilities to achieve pilot production capacity of up to 2 MW (five 400 kW modules) per annum on single shift, and to recapture the performance and operation of the original Westinghouse design of the module.

HydroGen intends to produce a sufficient number of new fuel cell modules at its Versailles facility in 2008 and 2009 in order to support new design test objectives and the delivery requirements associated with the Company’s first anticipated sale to Samsung.

Next-generation PAFC product and high volume advanced manufacturing development to deliver necessary cost reductions

The present “first article” cost to produce the Company’s fuel cell modules is approximately $3,300/kW (exclusive of platinum). The Company will aggressively pursue opportunities for performance improvements and cost reductions that can be implemented immediately. These efforts will include:

❖	design modifications to, and new sourcing options for, the fuel cell module pressure vessel;

❖	new catalyst substrate materials;

❖	manufacturing process improvements;

❖	design modifications to certain non-repeating hardware components;

❖	modifications in fuel cell stack acceptance test procedures; and

❖	leveraging the procurement infrastructure of the Company’s strategic partners for cheaper materials and subcomponent sourcing.

To support the cost reductions and performance improvements that are required in the Company’s business plan, management has planned and is initiating an integrated effort to develop the next generation of its PAFC product, and to manufacture that product at the high volumes required to support growth and profitability. This integrated project prioritizes efforts to drive down the highest sources of cost in the manufacture of the PAFC module and BOP, improve fuel cell stack and system performance, and significantly increase fuel cell manufacturing capacity through process improvement, automation and outsourcing. The highest priority areas for cost reduction include graphite plates, catalyst layers, non-repeating hardware, fuel cell module pressure vessel, specialty backing papers, and labor costs. The Company’s objective is to complete the key cost reduction initiatives and implement them in an advanced manufacturing facility that the Company intends to bring on line in the second half of 2009. This facility is anticipated to have initial PAFC production capacity of approximately 25 MW/annum, and be capable of expansion to approximately 100 MW/annum. The Company estimates that the development, equipment procurement, and ramp up for the advanced manufacturing facility will require approximately $20 million in capital spending, and intends to finance the facility principally through a package of state loans, grants, and similar incentives.

To support these initiatives, the Company has initiated collaborative relationships with certain industry and academic partners, and is evaluating additional collaboration opportunities with a variety of entities.  In addition, the Company has received grant funding to support these initiatives (including grants of $1,000,000 from the state of Ohio Third Frontier Fuel Cell Program to support the development of our planned advanced manufacturing facility, and approximately $230,000 from the Pennsylvania Nano Materials Commercialization Center to support our advanced electrode development work), and will continue to seek out and apply for additional developmental funding.

HydroGen has completed construction of an initial series of test facilities at its Versailles, Pennsylvania manufacturing facilities, and plans to expand its testing capabilities, to support the testing and validation requirements associated with these cost reduction and process development initiatives. Management intends to expand its testing capabilities in Versailles and to augment these testing capabilities at our Ohio-based development facilities.

Transition to role of supplier / servicer of PAFC stacks and modules through partnerships with system integrators and distributors

The Company believes that the sale and servicing of fuel cell stacks and modules to system integrators and distributors, who have turn-key responsibility for fuel cell plant delivery and installation at the end customer site, offers a higher margin business opportunity than the delivery of turn-key fuel cell plants, and a faster path for the Company to achieve gross margin and cash flow positive operations. The Company’s overall strategy is to deploy and demonstrate multi-megawatt fuel cell plants on a turn-key basis for our earliest sales into key markets, and enter into strategic agreements with leading global system integrators and distributors with core capabilities in system engineering and plant construction, which can effectively penetrate those markets.

The agreements between HydroGen and Samsung Corporation described in Item 1 represent the implementation of this strategy for the Asian and Middle Eastern markets. The Company anticipates selling on a turnkey basis in 2008 to early 2009 two multi-megawatt PAFC plants to Samsung. The turnkey power plants may be either hydrogen-available plants or a combination of hydrogen-available and hydrocarbon fueled power plants. The Company will also design a multi-megawatt power plant to be fueled by hydrocarbon gas, after which the Company and Samsung anticipate entering into an Exclusive Distribution and Marketing Agreement for that market. The Company anticipates that subsequent sales to Samsung will be of fuel cell stacks and modules, with Samsung having responsibility for turn-key plant delivery. To achieve this objective, HydroGen and Samsung plan to enter into a BOP Technology Transfer, Licensing, and Technical Support Agreement pursuant to which Samsung shall obtain (in exchange for a royalty fee) certain rights to deliver to Samsung’s customers, fuel cell power plants utilizing HydroGen’s plant designs and related proprietary rights and confidential information. Through this agreement, HydroGen will transition into the role of a supplier of fuel cell stacks and modules to Samsung, who will market, distribute, and deliver complete PAFC plants in their territory.

Although during 2009-2010 the Company will target higher-margin stack and module sales to Samsung Corporation for the majority of its product sales, as discussed above it will also engage in the sale of a limited number of additional turn-key PAFC systems during this time frame. These turn-key sales will support market penetration into new markets (geographic and application), and in parallel, the consummation of agreements, similar to those in place with Samsung Corporation, with other system integrators/ distributors focused on those market segments. HydroGen will focus on the following market segments, among others: chlor-alkali / sodium chlorate; coke-oven gas; and hydrocarbon-based applications in states that offer significant incentives for adoption of stationary fuel cell systems, such as California.

The Company will support both turn-key and fuel cell stack/module sales with fuel cell module Operations and Maintenance (“Module O&M”) agreements. Module O&M services will include dedicated monitoring and trending of fuel cell operating parameters, fuel cell plant operational support, and stack or module replacements as necessary. The Company believes that Module O&M services may generate high margins and significant cash flow to the business as the number of units in the field increases, particularly as fuel cell module lifetime, and fuel cell plant operating techniques, improve.

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

Revenue Recognition

Grant revenue is recognized as the Company incurs reimbursable costs or achieves designated milestones as set forth under its contracts. All of the Company’s revenue in 2007 and 2006 is from grants from government agencies of the State of Ohio and the Commonwealth of Pennsylvania.

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Revenue is recognized when persuasive evidence of a sale exists, the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. For arrangements which include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserves for sales returns and allowances are estimated and provided for at the time of shipment.

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

As a result of adopting SFAS 123R, the Company recorded pretax compensation expense of $584,964 and $561,331 for the years ended December 31, 2007 and 2006, respectively. Stock-based compensation is included in each expense category that includes salary expense. The Company has recorded a full valuation allowance on the deferred tax asset related to stock-based compensation and therefore, no tax benefit is recognized for the years ended December 31, 2007 and 2006.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred. SFAS No.159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

SFAS No. 141 (R), “Business Combinations” In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the acquiree, and the goodwill acquired.  SFAS No. 141(R) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS No. 141 (R) to have a significant impact on its consolidated financial statements

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statement of Earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  SFAS No. 160 is effective for the Company beginning January 1, 2009. We do not expect the adoption of SFAS No. 160 to have a significant impact on our financial statements.

Liquidity and Financing Activities

    At December 31, 2007, the Company had $8.1 million in cash.  The Company expects such cash balance to be sufficient to fund its operations through mid-May 2008.

The Company is in the development stage, and as such, has historically reported net losses. The Company anticipates it will continue to incur losses in the future as it enters commercialization for its products. Commercialization activities will require significant operating and capital expenditures related to the manufacture of the Company’s fuel cell modules, purchase of equipment, and build-out of its advanced manufacturing facility. In order to fund the costs associated with such development, the Company will require additional financing in the next 12 months.

If the Company is unable to raise sufficient capital, liquidity problems will cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These factors raise substantial doubt as to the Company’s ability to continue operations as a going concern. The financial statements included in this report do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The warrants issued to investors and the placement agent are exercisable at $6.60 per share at any time until May 2, 2011. On July 19, 2006, a registration statement that the Company filed covering the re-offer and re-sale of the common stock issued in the private offering and the Common Stock underlying the warrants was declared effective by the Securities and Exchange Commission. The Company has used the proceeds of the private placement for commercial demonstration of the Company’s products, advanced manufacturing development efforts, sales and marketing efforts and general working capital purposes.

State of Ohio and Commonwealth of Pennsylvania Financings

On August 26, 2005, the State of Ohio Department of Development provided to HydroGen Corporation $1,250,000 as a development grant for a three phase program to deploy, demonstrate, and commercialize the Company’s 400 kW phosphoric acid fuel cell system. The grant is under an Ohio Fuel Cell Initiative Demonstration Program, and is to be used towards the costs associated with the commercial demonstration and validation of the Company’s air-cooled phosphoric acid fuel cell module technology and for the procurement and preparation of the plant equipment, system engineering, plant construction, and initial operations. The grant was given on the understanding that the Company will establish its corporate headquarters in Ohio, locate manufacturing facilities to Ohio by the end of 2008, and create new full-time jobs at both the skilled and unskilled level in Ohio. The establishment of a corporate headquarters in Ohio was achieved in 2006. The development work which commenced in 2005 is expected to continue through the end of 2008. The grant was also contingent on the Company raising its own capital, which was achieved in July 2005.

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

As of December 31, 2007, the Company has submitted requests and has been reimbursed for the entire grant award totaling $1,250,000.

On March 7, 2006, the Company was notified that it would be awarded $1,000,000 (the “Grant”) by the State of Ohio Third Frontier Fuel Cell Program (TFFCP) to support the Company’s advanced manufacturing development program.  On June 8, 2006, the Company entered into a Grant Agreement with the State of Ohio pursuant to which the Grant funds are to be awarded. Under the terms of the Grant Agreement, the Company may recoup from the State the full $1,000,000 as Grant activities take place, and as the costs are incurred and reported. The Company has pledged a total of $555,000 in cost share for the program. The Company will use the funds to dedicate appropriate personnel, consultants, and infrastructure to optimize decisions and resource allocations for its planned advanced manufacturing facility. The proposed facility will be where the Company will mass produce its standard 400 kilowatt (kW) air-cooled PAFC modules, which will serve as the building block of its core product, a 2-2.5 megawatt (MW) power island.  Initial production capacity will be 25 MW per year of the Company’s 400 kW modules, and is expected to be subsequently expanded to 100 MW per year capacity.

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

Work under the Grant commenced in June of 2006. The Company submitted requests for payment under this grant totaling approximately $550,000 through December 31, 2007, $409,000 of which has been collected as of that date.

On May 16, 2007, the Company was notified that it was awarded a grant in the amount of $250,000 by the Pennsylvania Energy Development Authority (PEDA) to support the construction of a small scale, air-cooled phosphoric acid fuel cell test facility. The project period, as outlined within the grant agreement, is from October 5, 2006 through October 4, 2008. All reimbursements for the project must be submitted during the project period. The Company has submitted requests for payment under this grant totaling approximately $250,000, $225,000 of which has been collected through December 31, 2007.

On October 12, 2007, the Company entered into a grant agreement (the “Grant Agreement”) with the Pennsylvania NanoMaterials Commercialization Center (PNCC) pursuant to which the PNCC will grant the Company approximately $230,000 to support the development of advanced fuel cell catalyst systems. The Company has pledged a total of $131,545 in cost share for this program. The Company will be working in cooperation with the University of Pittsburgh’s Peterson Institute of Nano Science and Engineering on this project. The Company has submitted requests for payment under this grant totaling approximately $46,000, all of which has been collected through December 31, 2007.

On October 17, 2007, the Company was notified that it was awarded a grant in the amount of $500,000 by the Pennsylvania Energy Development Authority (PEDA) to support clean-up of coke oven gas for fuel cell operations. The Company is in the process of establishing the terms and conditions of the Grant Agreement with PEDA.

Results of Operations

Comparison of the Years Ended December 31, 2007 and 2006

The following table sets forth certain of HydroGen’s operating data for the years ended December 31, 2007 and 2006; certain reclassifications have been made to the 2006 financial information to conform to the 2007 presentation:

	December 31, 2007	December 31, 2006	Increase (Decrease)
Research & development	$10,886,000	$3,860,000	$7,026,000
Payroll and related costs	3,125,000	2,035,000	1,090,000
Stock based compensation	585,000	561,000	24,000
Professional fees	573,000	770,000	(197,000)
Travel & entertainment	511,000	362,000	149,000
Other	2,758,000	1,398,000	1,360,000
Totals	$18,438,000	$8,986,000	$9,452,000

The increase in research and development expenses was due to the acceleration of the Company’s efforts related to the commercial demonstration of its air-cooled phosphoric acid fuel cell module technology. Costs associated with manufacturing the balance of plant at the demonstration site, purchasing module materials, retaining consultants to assist with the plant design and construction, and the performance of outside processing on module materials all contributed to this increase.

The increase in payroll and related costs was due to an increased staff required to manage the Company’s expanding operations and severance expense of $406,000 related to the resignation of the Company’s CEO.

The increase in the stock based compensation expense relates to stock options issued to the Board of Directors, the Company’s executive management team, and the initial stock option grant to the Company’s new CEO as part of his compensation package.

The decrease in professional fees resulted from the growing staff’s ability to perform work internally that was previously performed by consultants.

The increase in travel and entertainment costs resulted from an increase in commercial activities.

The increase in other expenses was due to the Company’s ramp-up in manufacturing activities and increased staffing, which led to significant increases in depreciation on new equipment, increased utilities expense, an increase in computer expense for new employees, and increased premium costs for workers compensation insurance. Further, slight increases in rent, Board of Director fees, and fees associated with the Company’s public filings contributed to this increase.

Item 7.	Financial Statements

The information required by this Item is incorporated herein by reference to the financial statements beginning on page F-1.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

As we have previously disclosed, certain of the partners of Goldstein Golub Kessler LLP (GGK) became partners of McGladrey & Pullen, LLP (M&P) in a limited asset purchase agreement effective October 3, 2007. As a result, GGK resigned as auditors of the Company effective November 15, 2007 and M&P was appointed as auditors for the Company’s annual financial statements for the year ended December 31, 2007.

During the two most recent fiscal years, the Company did not consult with either GGK or M&P regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement or reportable event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-B. Prior to the Company’s appointment of both M&P and GGK as its independent auditor, the Company had not consulted GGK or M&P regarding any accounting or auditing matters.

Item 8A. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the HydroGen reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s principal executive officers (“CEO” and “President”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007; and, based on this review, the Company’s CEO, President and CFO concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s CEO, President, and CFO, as appropriate, to allow timely decisions regarding required disclosure.

HydroGen’s internal control over financial reporting is a process designed by, or under the supervision of, the CEO, President and CFO and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of HydroGen’s financial reporting and the preparation of the HydroGen financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the HydroGen financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures are being made only in accordance with the authorization of the Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company assets that could have a material effect on its financial statements.  There were no changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer, President and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information as of April 1, 2008 about each of the members of the Board of Directors and each executive officer:

Name	Age	Positions	Director Since(1)
John Freeh	56	Chief Executive Officer and Director	2005(5)
Joshua Tosteson	36	President and Director	2005
Dr. Howard Shapiro(2)	60	Director	2005
Brian Bailys	48	Director	2005
Michael Basham(3)(4)	58	Director	2006
Dr. Leo Blomen	53	Director, Chairman of the Board	2005
Philip Jack Kranenburg(3)	47	Director	2006
Brian T. McGee(2)(3)(4)	48	Director	2006
Dr. Alton D. Romig, Jr.(2)	54	Director	2007

Executive Officers	Age	Positions	Officer Since
Scott M. Schecter	51	Chief Financial Officer	2005
Scott Wilshire	45	Chief Operating Officer	2005
Gregory Morris	61	Sr. Vice President / Sales and Projects	2005

(1) Each Director (except Dr. Romig) was elected to a one-year term that expires at the next annual meeting. Dr. Romig was appointed in December 2007 and his term will also expire at the next annual meeting.
(2) Member of the Compensation Committee
(3) Member of the Audit Committee
(4) Member of the Nominating Committee
(5) Chief Executive Officer since November 2007

Directors

Dr. Leo Blomen is Chairman of the Board of HydroGen, and has been active in fuel cells and energy related management for almost 23 years. From the Company’s inception until November 2007, Dr. Blomen served as the Chief Executive Officer of HydroGen. Since November 2007 he has served as a technical consultant to HydroGen. From 1996 to 2000, Dr. Blomen served as Executive Director and Head of the International Division of NUON, the largest electric, gas, water and telecom utility company in the Netherlands serving millions of customers and with over $4 billion in revenues. Dr. Blomen was responsible for starting and building a portfolio of over 20 companies in countries such as USA, UK, China, Czech Republic, and Romania. He served on the Boards of most of those companies, and invested several $100’s million successfully. Among his responsibilities were a number of fuel cell projects, including the installation and operation of the world’s first 100 kW solid oxide fuel cell (SOFC) system, supplied by Westinghouse to a consortium led by NUON. Prior to his NUON assignment, he worked on several energy companies through his own consulting company Blomenco B.V., including the Dutch company Heron, which has built a compact 1.4 MW gas turbine with 43% net electrical efficiency. Dr. Blomen was also responsible for making the first designs of fuel cell/gas turbine combination systems under contract from Westinghouse. He was the primary editor of a book on Fuel Cell Systems (Plenum Press, 1993). From 1983 to 1992, Dr. Blomen served in several capacities for the engineering contractor KTI (Kinetics Technology International), a world leader in hydrogen plant construction, most of the time on its Board and as Group VP. He initiated and managed over 40 research, development and demonstration projects in Europe and the USA, including the construction of the first two PAFC power plants in Europe, as well as several steam reformer developments. Dr. Blomen is a co-founder of the EFCG (European Fuel Cell Group) and has served as its Treasurer throughout its existence. EFCG merged with FuelCell Europe in 2004. He holds a doctorate of medicine from Leiden University and an engineering degree in chemical technology from Delft University.

Mr. John J. Freeh, Director and Chief Executive Officer of HydroGen, served as director since 2005 and as Lead Independent Director from August 2007 until November 2007. In November 2007 Mr. Freeh was appointed Chief Executive Officer. Mr. Freeh was previously employed by Lockheed Martin and the General Electric Company for approximately 33 years. At Lockheed Martin, he served as president of LM Systems Management from July 2001 until his retirement in February 2007. In this position, Mr. Freeh was responsible for Lockheed Martin’s Defense, Energy and National Security Services businesses. In January of 1993 the General Electric Company appointed Mr. Freeh President and General Manager of KAPL, Inc. Mr. Freeh held this position during transition to Martin Marietta and subsequently Lockheed Martin. He left KAPL in July of 2001. KAPL, Inc. designs, develops and tests nuclear reactors and propulsion systems and operates land-based nuclear power plants to test reactor and propulsion system designs for the United States Naval Nuclear Propulsion Program. From 1974 to 1993, Mr. Freeh held other positions with KAPL, Inc., including Manager - Computer Information Systems; Manager - Special Projects; Manager – Power Plant Systems and Design; and Manager - Prototype Engineering.

Mr. Joshua Tosteson is a Director and President of HydroGen, has served as director since 2005 and as president since 2002. He is a co-founder of HydroGen, LLC and of FullCircle LLC, a company that deployed facilities to remediate organic waste streams and produce high-value organic soil amendments, and which consulted to international development and aid organizations. Over 2000-2001, Mr. Tosteson served as Eco-Industrial Development Manager for the redevelopment of a deactivated army ammunition site in Louisiana. In this capacity on behalf of the Operations Support Command of the US Army, Mr. Tosteson and colleagues attracted over $20 million in private and federal investment to establish two new commercial manufacturing operations. From 1994 to 1997, Mr. Tosteson served in various capacities as a management consultant for the Biosphere 2 facility in Oracle, Arizona, supporting a reorganization of the project that culminated in a long-term facility management contract with Columbia University. Concurrently to that assignment he served as an Adjunct Fellow and researcher at the Kennedy School of Government, Harvard University. He holds degrees in environmental science and public policy (BA, Harvard University) and atmospheric science (MA, Columbia University). He also serves on the Board of Organic Recovery, LLC, a Florida-based company that converts food waste into organic liquid fertilizer and biodiesel.

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

Mr. Philip J. Kranenburg, Director of HydroGen, has served as Managing Director of Kranenburg Capital Management and as a Partner in Kranenburg Certified Public Accountants since 2002. In 2001, Mr. Kranenburg served as Vice President of Marketing at Virtual Purchase Card, Inc.; and from 1999 to 2000 served as Director of Marketing at Xcert International, a provider of electronic security solutions. Mr. Kranenburg also held management positions at Gemplus International, Framdrive Corp., and Shearson Lehman Hutton. He earned his CPA while with Price Waterhouse and is a graduate of Stanford University.

Dr. Alton D. Romig, Jr., Director of HydroGen, has been with Sandia National Laboratories since 1979 and is currently Senior Vice President and Deputy Laboratories Director for Integrated Technologies and Systems located in Albuquerque, New Mexico. Sandia National Laboratories is operated by Sandia Corporation, a Lockheed Martin Company, for the US Department of Energy. His responsibilities include the leadership and management of development and engineering activities that provide science, technology, systems, and expertise in support of US Programs in military technology; proliferation prevention; technology assessments; counterintelligence; energy science, resources, conservation, and infrastructure assurance; and homeland security. In 1979, he joined Sandia National Laboratories as a member of the technical staff. After a variety of management assignments, he was named Director, Materials and Process Sciences in 1992. From 1995 to 1999, he was Director of Microsystems Science, Technology, and Components. From 1999 to 2003, he was named Chief Technology Officer and Vice President for Science, Technology, and Partnerships. In that role, he was Chief Scientific Officer for the Nuclear Weapons program, accountable for Sandia’s interactions with industry and academia. In addition, he was responsible for the Laboratory Directed Research & Development program. In 2003, he was named Vice President, Nonproliferation and Assessments. He served in this capacity until attaining his present position in 2005. He received his B.S., M.S., and Ph.D. degrees in materials science and engineering from Lehigh University in 1975, 1977, and 1979, respectively.

Executive Officers

Other than Mr. Freeh and Mr. Tosteson the Company has the following three named executive officers.

Mr. Scott Schecter was the interim Chief Financial Officer of HydroGen from June 2004 to April 2005, when he became the Chief Financial Officer on a full time basis. From 1994 to 2004, Mr. Schecter, a CPA, served as Vice President, Chief Financial Officer and Treasurer of Fuel-Tech N.V., a publicly-traded technology company in the air pollution control, fuel treatment and software businesses. He also served as Chief Financial Officer of Clean Diesel Technologies, Inc., a publicly-traded development stage company in the specialty chemical business from 1995 through 1999. In 1990, Mr. Schecter participated in a management buyout of American Vision Centers, Inc., a retail optical chain, and served as that company’s Senior Vice President and Chief Financial Officer through January 1994. After graduating with his MBA from the Wharton School of the University of Pennsylvania, Mr. Schecter served as a corporate development officer for W. R. Grace & Co. from 1986 to 1990, focusing on acquisitions, strategic investments and divestitures. After receiving his B.S. in Accounting from the State University of New York at Albany, Mr. Schecter practiced for 6 years as a CPA, the last 4 of which were with Goldstein Golub Kessler & Co. Mr. Schecter was previously a member of the Board of Directors of Fuel Tech, Inc. (the operating subsidiary of Fuel-Tech N.V.) and American Vision Centers, Inc. Mr. Schecter currently serves as a Director and Chairman of the Audit Committee of DayStar Technologies, Inc. (NASDAQ: DSTI), a manufacturer and developer of photovoltaic products, and as a director of bieMEDIA LLC, a media design, production, distribution and technology company.

Mr. Scott Wilshire has been HydroGen’s Chief Operating Officer since March 2005. From November 2000 to March 2005, Mr. Wilshire was Director of Marketing Engagement of Plug Power Inc., a development stage company that designs, develops and manufactures on-site electric power generation systems using proton exchange membrane fuel cells for stationary applications. From March 1999 to November 2000, Mr. Wilshire was the Director of Large Stationary Systems/GE Interface of Plug Power Inc., responsible for a joint venture with General Electric Company working in the development of a residential fuel cell product and directing marketing and product development for Plug Power’s first successful large-scale fuel cell system. From April 1986 to March 1999, Mr. Wilshire was employed at KAPL Inc, a Lockheed Martin Company, in various capacities, including Principal Field Engineer from 1986 to 1993, Lead Engineer, Materials and Maintenance from 1993 to 1995 relating to engineering, planning and execution of an inactivation of a nuclear reactor test facility, Manager of S9G Servicing Development from 1995 to 1997 responsible for design and development of major systems and equipment support for the installation and servicing of advanced submarine power plants, and Manager of Pressure Vessel Removal from 1997 to 1999 responsible for removal and disposal of three expended naval nuclear power plant reactor vessels. Mr. Wilshire was employed by GE Nuclear Energy as a nuclear field engineer from 1984 to 1986. He received a Bachelor of Science degree in Marine Engineering/Nuclear Engineering from the United States Merchant Marine Academy, a Master of Business Administration from Rensselaer Polytechnic Institute, and completed the U.S. Navy Nuclear Power Engineering School.

Mr. Gregory Morris has been HydroGen’s Senior Vice President of Sales and Projects since 2005. He leads the Company’s sales and marketing efforts and supports the Company’s project development activities. Mr. Morris brings over 30 years of experience in the chlorine and related industries, mostly with Dow Chemical, where he worked from 1970-1998. During his tenure with Dow, Mr. Morris was a worldwide production engineer and project manager, designing, building, operating and managing chlorine plants in Korea, Italy, France, Pakistan, India and Iran. Mr. Morris also led numerous R&D and commercialization efforts, particularly for development of chlorine membrane cell and water membrane filtration technology, and served as Dow’s Pacific area GasSpec marketing president. Mr. Morris more recently served as President and CEO of the North American division of DeNora (2001-2003), an Italian multinational that is a leading supplier of diverse technologies for the production of chlorine, and is the largest worldwide supplier of noble metal-coated catalysts for the chlor-alkali industry. DeNora has built over 500 chlor-alkali plants worldwide. Mr. Morris received a Bachelor of Science Degree in Mechanical Engineering from the University of Oklahoma and is a Licensed Engineer in the State of Texas.

2005 Performance Equity Plan

The 2005 Performance Equity Plan was adopted on July 6, 2005 by the board of directors and approved by the shareholders on August 16, 2005. The plan provides for the issuance of up to 1,100,000 shares of common stock under various awards, including incentive and non-incentive options, stock appreciation rights, restricted stock, deferred stock and other stock based grants. The plan is administered by the Board of Directors. The Board of Directors, at the time of an award, will determine the type of award, the exercise price, vesting schedule, and expiration date, as well as any other terms of the award. The minimum price of an award cannot be less than the market price on the date of the award. Incentive options may be granted only to employees, otherwise awards may be granted to officers, directors, employees and consultants who are individuals. The plan provides for acceleration of vesting of outstanding awards in the event of a non-approved acquisition of more than 35% of the combined voting power of HydroGen. The vesting may also be accelerated in the event of certain approved transactions. Currently, there are 1,098,617 shares subject to stock option awards under the plan at a weighted average exercise price of $3.76 and there are 1,383 shares available for future grants of awards.

2007 Performance Equity Plan

The 2007 Performance Equity Plan was adopted on April 13, 2007 by the board of directors and approved by the shareholders on June 22, 2007. The plan provides for the issuance of up to 1,300,000 shares of common stock under various awards, including incentive and non-incentive options, stock appreciation rights, restricted stock, deferred stock and other stock based grants. The plan is administered by the Board of Directors. The Board of Directors, at the time of an award, will determine the type of award, the exercise price, vesting schedule, and expiration date, as well as any other terms of the award. The minimum price of an award cannot be less than the market price on the date of the award. Incentive options may be granted only to employees, otherwise awards may be granted to officers, directors, employees and consultants who are individuals. The plan provides for acceleration of vesting of outstanding awards in the event of a non-approved acquisition of more than 35% of the combined voting power of HydroGen. The vesting may also be accelerated in the event of certain approved transactions. Currently, there are 1,128,144 shares subject to stock option awards under the plan at a weighted average exercise price of $2.49 and there are 171,856 shares available for future grants of awards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires HydroGen’s officers and directors, and persons who own more than ten percent of a registered class of HydroGen’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on the Company’s review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to HydroGen’s knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2007 were complied with.

Code of Ethics

HydroGen adopted a formal code of ethics statement that is designed to deter wrong doing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that HydroGen files or submits to the SEC and others. HydroGen’s code of ethics applies to all of its employees, including the chief executive officer, chief financial officer and controller. A copy of the code of ethics is filed as an exhibit to this Form 10-KSB and may be obtained free of charge from the Company by calling (412) 405-1000 ext. 244.

Nominating Committee

The Board of Directors has a Nominating Committee comprised of Messrs. McGee and Basham. The Committee held two meetings during fiscal year 2007. The members of the Committee are all independent directors under applicable NASDAQ rules. Members of the Nominating Committee are appointed by the Board of Directors. The principal duty of the Nominating Committee, in its capacity as a committee of the Board of Directors, is to identify individuals qualified to become members of the Board of Directors and recommend the persons to be nominated by the Board of Directors for election as directors at the annual meeting of stockholders.

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

Nominating Committee
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

Audit Committee and Financial Expert

The Audit Committee of our Board of Directors is comprised of three non-employee directors who meet the independence standards of the NASDAQ Stock Market. The members of the Audit Committee are Messrs. Basham, McGee and Kranenburg. Mr. Basham has been selected as the Chairman of the Audit Committee. Our Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under federal securities laws, by virtue of his relevant experience.

Item 10.	Executive Compensation

The table below sets forth for the calendar years ending December 31, 2006 and December 31, 2007, the compensation of HydroGen’s Chief Executive Officer and the two other most highly compensated executive officers of HydroGen during the calendar year 2006 and 2007.

Summary Compensation Table

Name and Principal Position	Year		Salary ($)		Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
John Freeh, Chief Executive Officer	2007 2006		41,373 -	(1)	- -		944,264 -	19,460 -	(2)	1,005,097 -

Leo Blomen, Chairman and Chief Executive Officer	2007 2006	(3)	358,000 233,949	(4) (4)	168,000 115,239	(4) (4)	- 125,015	411,000 -	(5)	937,000 125,015

Joshua Tosteson, President	2007 2006		238,500 215,295		99,200 89,696		124,400 107,967	14,042 13,951		467,442 426,909

Scott M. Schecter, Chief Financial Officer	2007 2006		260,000 243,000		73,800 55,450		155,500 54,552	20,533 27,642		500,233 380,644

(1)	Mr. Freeh became Chief Executive Officer on November 10, 2007. His annual salary as Chief Executive Officer in 2007 was $300,000.

(2)	Mr. Freeh’s other compensation represents $19,460 in fees he earned as a Director in 2007.

(3)	Dr. Blomen served as Chief Executive Officer in 2007 from January 1, 2007 until November 10, 2007.

(4)
Dr. Blomen’s services as Chief Executive Officer were provided through Blomenco B.V., a Dutch management services company controlled by Dr. Blomen. Accordingly, compensation for Dr. Blomen’s services was paid directly to Blomenco.

(5)	Dr. Blomen’s other compensation amount for 2007 is comprised of severance payments of $406,000 and Board of Director fees of $5,000.

Employment and Other Agreements

Each officer serves at the discretion of our Board of Directors. We have entered into employment agreements with John Freeh, Chief Executive Officer and Director, Joshua Tosteson, President and Director, Scott Schecter, Chief Financial Officer, Scott Wilshire, Chief Operating Officer and Gregory Morris, Senior Vice President of Sales and Projects. Under each such employment agreement, the executive is entitled to participate in an annual bonus program, which program must be adopted by the Board on an annual basis. Each executive’s receipt of bonus compensation is within the sole discretion of the Compensation Committee of the board of directors, which consists entirely of non-employee Directors. The Compensation Committee has the right to alter, amend or eliminate all or any part of any bonus or incentive plans at any time, without compensation. Each executive is also entitled to participate in all of our employee benefit plans. As part of each agreement, each executive has signed a general employment agreement, which inter alia contain nondisclosure, development and nonsolicitation provisions, in which he has agreed, among other things, to protect HydroGen’s confidential information, not to solicit Company employees, and not to breach any agreements with third parties.

John Freeh, Director and Chief Executive Officer of HydroGen and HydroGen have entered into an employment agreement dated November 10, 2007. The agreement may be terminated for cause at any time by HydroGen. If the Company terminates Mr. Freeh without cause or Mr. Freeh terminates his employment for good reason, the Company will be obligated to pay Mr. Freeh one year’s salary, plus the acceleration of certain rights to options that would not have been otherwise earned. In addition, if Mr. Freeh is terminated in connection with a change of control of the Company, the Company will be obligated to pay Mr. Freeh one and a half times his annual salary. Mr. Freeh earns an annual salary of $300,000, and is entitled to a yearly bonus of up to 70% of his annual salary based upon the performance of HydroGen and Mr. Freeh, as determined by the Compensation Committee. Mr. Freeh is eligible to participate in the standard benefits offered to all employees of HydroGen, including coverage under the Company medical and disability plans.

Joshua Tosteson and HydroGen have entered into an employment agreement with Mr. Tosteson serving as the President of HydroGen for a period of three years commencing April 1, 2005. Mr. Tosteson and the Company have entered into an extension of his employment agreement which shall terminate on the earlier of May 1, 2008 and the date on which Mr. Tosteson and the Company enters into a new employment agreement. The agreement may be terminated at any time for cause, however if Mr. Tosteson is terminated without cause or if he terminates his employment for good reason, he is entitled to one year severance pay from HydroGen, plus the acceleration of certain rights to options that would have been otherwise earned. In addition, Mr. Tosteson earns an annual salary of $238,500 and is entitled to bonuses based upon his performance and the performance of HydroGen, as determined by the Compensation Committee. Mr. Tosteson is eligible to participate in the standard benefits offered to all employees of HydroGen, including coverage under the company medical and disability plans.

Scott Schecter and HydroGen have entered into an employment agreement with Mr. Schecter as the Chief Financial Officer of HydroGen for a period of three years commencing April 1, 2005. Mr. Schecter and the Company have entered into an extension of his employment agreement which shall terminate on the earlier of May 1, 2008 and the date on which Mr. Schecter and the Company enters into a new employment agreement. The agreement may be terminated at any time for cause, however if Mr. Schecter is terminated without cause or if Mr. Schecter terminates for good reason, he is entitled to one year severance pay from HydroGen, plus the acceleration of certain rights to options that would have been otherwise earned. In addition, Mr. Schecter earns an annual salary of $260,000 and is entitled to bonuses based upon his performance and the performance of HydroGen, as determined by the Compensation Committee. Mr. Schecter has been granted an option commencing April 2005 to acquire 114,115 shares of HydroGen common stock, exercisable until April 2015 at approximately $4.34 per share. These options vest ratably each month until April 2008. He also will be eligible to receive awards of additional options to acquire future awards of common stock of HydroGen. Mr. Schecter will be eligible to participate in the standard benefits offered to all employees of HydroGen, including coverage under the company medical and disability plans.

Scott Wilshire, the Chief Operating Officer of HydroGen, entered into an employment agreement with HydroGen in March of 2005 for a period of three years. Mr. Wilshire and the Company have entered into an extension of his employment agreement which shall terminate on the earlier of May 1, 2008 and the date on which Mr. Wilshire and the Company enters into a new employment agreement. Mr. Wilshire earns an annual salary of $201,600, and is entitled to bonuses based upon his performance and the performance of HydroGen, as determined by the Compensation Committee. Mr. Wilshire can be terminated at any time for cause. If Mr. Wilshire is terminated without cause or if he terminates his employment for good reason, he is entitled to receive one year severance pay. Mr. Wilshire has been granted an option to acquire 85,768 shares of HydroGen common stock at an exercise price of approximately $4.34 per share, exercisable until January 31, 2015. These options are fully vested. He also will be eligible to receive awards of additional options to acquire future awards of common stock of HydroGen. Mr. Wilshire will be eligible to participate in the standard benefits offered to all employees of HydroGen, including coverage under the company medical and disability plans.

Gregory Morris, the Sr. Vice President of Sales and Projects of HydroGen, entered into an employment agreement with HydroGen in April of 2005 for a period of three years. Mr. Morris and the Company have entered into an extension of his employment agreement which shall terminate on the earlier of May 1, 2008 and the date on which Mr. Morris and the Company enters into a new employment agreement. Mr. Morris earns an annual salary of $190,800, and is entitled to bonuses based upon his performance and the performance of HydroGen, as determined by the Compensation Committee. Mr. Morris can be terminated at any time for cause. If Mr. Morris is terminated without cause or if he terminates his employment for good reason, he is entitled to receive one year severance pay. He also will be eligible to receive awards of additional options to acquire future awards of common stock of HydroGen. Mr. Morris will be eligible to participate in the standard benefits offered to all employees of HydroGen, including coverage under the company medical and disability plans.

Dr. Blomen, HydroGen, LLC, and Blomenco, B.V., a Dutch consulting firm controlled by Dr. Blomen, have entered into a Consulting Services Agreement on November 10, 2007 through which Dr. Blomen will provide consulting services to the Company and Hydrogen, LLC at the rate of €175 per hour for a minimum of 1000 hours in the first twelve months following the effective date of the agreement. Either party may terminate the agreement at any time after twelve months from the effective date of the agreement with six months’ notice to the other party. The Company shall also pay Blomenco in equal monthly payments at a yearly rate of €25,000 for Dr. Blomen’s service as Chairman of the Board of Directors of the Company.

Dr. Blomen, HydroGen, LLC, and Blomenco, B.V. entered into a Separation Agreement on November 10, 2007 pursuant to which HydroGen would pay Blomenco in connection with Dr. Blomen’s separation from HydroGen as Chief Executive Officer a severance payment of $406,000 to be paid out over twelve months.

The following table sets forth information concerning the outstanding equity awards granted to the named executive officers as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Leo Blomen	36,667	18,333	(1)	18,333	4.50	12/11/2011

John Freeh	7,500 4,000 -	- - 607,244	(2)	- - 607,244	6.05 4.50 2.43	05/22/2011 12/11/2011 11/10/2017

Joshua Tosteson	31,667 -	15,833 80,000	(3) (4)	15,833 80,000	4.50 2.43	12/11/2011 11/10/2017

Scott M. Schecter	107,775 16,000 -	6,340 8,000 100,000	(5) (6) (4)	6,340 8,000 100,000	4.34 4.50 2.43	04/01/2015 12/11/2011 11/10/2017

(1)  These options will vest on December 11, 2008.

(2)  These options will vest in one-third increments on November 10, 2008, November 10, 2009, and November 10, 2010.

(3) These options will vest in equal portions every three months beginning on February 10, 2009 and ending on November 10, 2010.

(4) One-third of these options will vest on November 10, 2008. Beginning after November 10, 2008 and ending on November 10, 2010, the remaining unvested shares will vest in approximately equal amounts on each of the first day of every calendar quarter and November 10, 2010 (with the last amount vesting on November 10, 2010).

(5) These options will vest monthly on January 31, 2008 and February 29, 2008.

(6) These options will vest on December 11, 2008.

Director Compensation

The following Director Compensation Table summarizes the compensation of our non-employee directors for services rendered by HydroGen during the year ended December 31, 2007.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		Total ($)
Brian Bailys	18,000	75,100	(1)	93,100
Howard Yana-Shapiro	17,500	75,100	(1)	92,600
Michael Basham	27,793	89,900	(2)	117,693
Philip Kranenburg	19,000	89,900	(2)	108,900
Brian McGee	19,500	89,900	(2)	109,400
Alton Romig(3)	2,441	11,942	(4)	14,383

(1) This represents stock option awards totaling 61,500 shares.

(2) This represents stock option awards totaling 57,500 shares.

(3) Dr. Romig became a Director on December 7, 2007.

(4) This represents stock option awards totaling 7,500 shares.

The Chairman of the Board of Directors, Dr. Blomen, is paid an annual retainer of €25,000. All other non-employee directors are paid an annual retainer of $10,000. In addition to their annual retainers, all non-employee directors (excluding Dr. Blomen) are paid $1,000 for each meeting they attend in person and $500 for each meeting they attend via telephone. The Chairman of the Audit Committee is paid an additional retainer of $1,500 quarterly and an additional $500 for each Audit Committee meeting. The Chairman of the Compensation Committee is paid an additional retainer of $1,000 per quarter and an additional $300 for each Compensation Committee Meeting. In addition, all non-employee directors (excluding Dr. Blomen) are paid $500 for each committee meeting they attend.

Non-employee directors are also granted options to purchase 7,500 shares of common stock on their initial appointment or election to the Board of Directors and each year thereafter they will be granted options to purchase 4,000 shares of common stock so long as they continue as directors of HydroGen. Any options will vest immediately on grant and be exercisable for a period of up to ten years. Alternatively, HydroGen may issue restricted securities or deferred securities under the stock option plan with a restricted period or deferred period to be determined.

During 2007, the non-employee directors were provided with a special grant of 50,000 shares of common stock.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned on April 1, 2008 for (i) each shareholder known to be the beneficial owner of 5% or more of outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. The table assumes a total of 12,769,904 shares of common stock outstanding.

Name of Beneficial Owner	Amount of Beneficial Ownership*	Percent of Class
Leo Blomen(1)(2)	448,253	3.51%
John J. Freeh(1)(3)	43,500	0.34%
Joshua Tosteson(1)(4)	575,764	4.51%
Scott Schecter(1)(5)	227,946	1.79%
Scott Wilshire(1)(6)	111,050	0.87%
Gregory Morris (1)(7)	66,688	0,52%
Brian Bailys(1)(8)	66,925	0.52%
Howard-Yana Shapiro(1)(9)	11,500	—
Michael E. Basham(1)(10)	16,000	0.13%
Philip J. Kranenburg(1)(11)	107,500	0.84%
Brian T. McGee(1)(10)	7,500	—
Alton D. Romig(1)(12)	7,500	—
FuelCell Holdings, LLC(13)	757,445	5.93%
Alysheba Funds(14)	875,000	6.85%
Federated Investors, Inc.(15)	1,250,000	9.79%
Pequot Capital Management, Inc.(16)	1,116,313	8.74%
Security Investors, LLC(17)	1,952,646	15.29%
All Executive Officers and Directors as a group (twelve persons)(18)	1,690,126	13.24%

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

(1)	c/o 2 Juniper Street, Versailles, PA 15132.

(2)	Includes 36,667 shares of common stock subject to options that vest as of June 1, 2008, but does not include 18,333 shares of common stock that are subject to options that may vest in the future.

(3)	Includes 11,500 shares of common stock subject to options that vest as of June 1, 2008, but does not include 607,244 shares of common stock subject to options that may vest in the future.

(4)	Includes 31,667 shares of common stock subject to options that vest as of June 1, 2008, but does not include 95,833 shares of common stock that are subject to options that may vest in the future.

(5)	Includes 130,115 shares of common stock subject to options that vest as of June 1, 2008, but does not include 108,000 shares of common stock that are subject to options that may vest in the future.

(6)	Includes 108,550 shares of common stock subject to options that vest as of June 1, 2008, but does not include 145,565 shares of common stock subject to options that may vest in the future.

(7)	Includes 10,667 shares of common stock subject to options that vest as of June 1, 2008, but does not include 125,333 shares of common stock subject to options that may vest in the future.

(8)	Includes 11,500 shares of common stock subject to options that vest as of June 1, 2008, but does not include 50,000 shares of common stock subject to options that may vest in the future.

(9)
Includes 11,500 shares of common stock subject to options that vest as of June 1, 2008, but does not include 50,000 shares of common stock subject to options that may vest in the future. Mr. Shapiro has gifted these securities to his daughter and thus disclaims all beneficial ownership.

(10)	Includes 7,500 shares of common stock subject to options that vest as of June 1, 2008, but does not include 50,000 shares of common stock subject to options that may vest in the future.

(11)
Includes 7,500 shares of common stock subject to options that vest as of June 1, 2008, but does not include 50,000 shares of common stock subject to options that may vest in the future. Also includes 100,000 shares of common stock held by Kranenburg Fund LP of which Mr. Kranenburg is a partial beneficial owner.

(12)	Includes 7,500 fully vested stock options that were received upon joining the Board of Directors.

(13)	FuelCell Holdings, LLC has an address at 3201 Enterprise Parkway, Suite 460, Beachwood, Ohio 44122. Mr. Saul Siegel has investment authority over these shares.

(14)
Each of Alysheba QP Fund L.P., Alysheba Fund L.P. and Alysheba Fund Ltd. are registered companies pursuant to the Investment Company Act of 1940. John A. Murphy, manager of the funds and Philip C. Furse, co-manager of the funds, have dispositive and voting authority of all the shares held by the aforementioned investors. Amount includes 175,000 shares of common stock subject to warrants.

(15)
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

(16)
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

(17)
Security Investors, LLC is the investment advisor to (a) SBL Fund, Series J, (b) Security Mid Cap Growth Fund, (c) Security Equity Fund, Mid Cap Values Series, and (d) SBL Fund, Series V (collectively, the “Funds”). Each of the Funds is an investment company registered under the Investment Company Act of 1940, as amended. The securities listed in the table above are owned by the Funds. As investment advisor, Security Investors, LLC may be deemed to be the beneficial owner of such securities.

(18)	Includes 374,666 shares of common stock subject options that vest as of June 1, 2008, but does not include 1,300,308 shares of common stock that are subject to options that may vest in the future.

Item 12.	Certain Relationships and Related Transactions and Director Independence

Dr. Blomen, Chairman of our Board of Directors, is retained as Chairman of the Board of Directors and as a consultant to the Company through Blomenco, B.V., a Dutch management services company controlled by Dr. Blomen. Prior to November 10, 2007, Dr. Blomen was retained through Blomenco as the Chief Executive Officer of HydroGen.

In 2007, Blomenco earned fees for the services of Dr. Blomen totaling $937,000, which includes management fees of $358,000, a bonus of $168,000, a severance payment of $406,000 being paid out over twelve months, and Board of Directors fees of $5,000.

Pursuant to a Consulting Services Agreement, Dr. Blomen will provide consulting services to the Company and HydroGen, LLC at the rate of €175 per hour for a minimum of 1000 hours until November 2008 to be paid to Blomenco. After such time, either party may terminate the agreement with six months’ notice to the other party.

Director Independence

The following directors are “independent” pursuant to the independent standards of NASDAQ: Michael Basham, Philip Kranenburg, Howard Yana-Shapiro, Alton Romig, Brian McGee.

Item 13.	Exhibits

a. The following Exhibits are filed as part of this Report:

Exhibit No.	Description

3.1	Articles of Incorporation – under the name TSI Holdings*

3.2	Certificate of Amendment to the Articles of Incorporation*

3.3	Certificate of Designation - Series A 10% Cumulative Convertible Preferred Stock*

3.4	Certificate of Designations, Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Chiste Corporation (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 4.1)

3.5	Amendment to Articles of Incorporation – Change of Name to HydroGen Corp. (Incorporated by reference from Form 10-KSB for fiscal year ended December 31, 2005)

3.6	Amendment to Articles of Incorporation – Withdrawal of Certificate of Designations – Series B Preferred Stock (Incorporated by reference from Form 10-KSB for fiscal year ended December 31, 2005)

Exhibit No.	Description

3.7	By-laws – under the name TSI Holdings*

3.8	By-laws Amendment (Incorporated by reference from Form 8-K dated November 10, 2007, Exhibit 3.1)

10.2	Exchange Agreement between Chiste Corporation and HydroGen LLC (Incorporated by reference from Exhibit 2.2 of Form 8-K filed May 18, 2005)

10.3	Letter Agreement – John J. Freeh (Incorporated by reference from Form 8-K dated November 10, 2007, Exhibit 10.4)

10.4	Employment Agreement – Joshua Tosteson (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.4)

10.5	Amendment to Joshua Tosteson Employment Agreement*

10.6	Employment Agreement – Scott Schecter (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.5)

10.7	Amendment to Scott Schecter Employment Agreement*

10.8	Employment Agreement – Scott Wilshire (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.6)

10.9	Amendment to Scott Wilshire Employment Agreement*

10.10	Employment Agreement – Greg Morris (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.7)

10.11	Amendment to Gregory Morris Employment Agreement*

10.12	Option Agreement – Scott Schecter (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.8)

10.13	Option Agreement – Scott Wilshire (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.9)

10.14	Option Agreement – Greg Morris*

10.15	Form of General Investor Stock Purchase Agreement, including voting agreement (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.11)

10.16	Form of Preferred Shares Investor Stock Purchase Agreement for institutional investors (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.12)

10.17	Preferred Shares Investor Registration Rights Agreement for institutional investors (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.13)

10.18	2005 Performance Equity Plan (Incorporated by reference from Form 8-K dated July 7, 2005, Exhibit 10.15)

10.19	2007 Performance Equity Plan (Incorporation by reference from Form S-8 dated July 23, 2007, Exhibit 4.2)

10.20	Agreement Department of Development of the State of Ohio dated August 26, 2005 (Incorporated by reference from Form 8-K dated August 26, 2005, Exhibit 10.1)

Exhibit No.	Description

10.21	Patent License from US Department of Energy dated August 26, 2005 (Incorporated by reference from Form 8-K dated August 26, 2005, Exhibit 10.2)

14.1	Code of Ethics (Incorporated by reference from Form 10-KSB for fiscal year ended December 31, 2005, Exhibit 14.1)

21.1	Subsidiaries of HydroGen Corp. (Incorporated by reference from Form 10-KSB for fiscal year ended December 31, 2005, Exhibit 21.1)

31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – John J. Freeh*

31.2	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Joshua Tosteson*

31.3	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Scott Schecter*

32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – John J. Freeh*

32.2	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joshua Tosteson*

32.3	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Scott Schecter*

99.1	Year end release (Incorporated by reference from Form 8-K dated March 31, 2008).

* Filed herewith

Item 14.	Principal Accountant Fees and Services

As we have previously disclosed, certain of the partners of GGK became partners of M&P in a limited asset purchase agreement effective October 3, 2007. As a result, GGK resigned as auditors of the Company effective November 15, 2007 and M&P was appointed as auditors for the Company’s annual financial statements for the year ended December 31, 2007.

Through November 15, 2007, GGK had a continuing relationship with RSM McGladrey, Inc. (“RSM”) from which it leased auditing staff who were full time, permanent employees of RSM and through which its partners provide non-audit services. Subsequent to November 15, 2007, this relationship ceased and M&P established, and maintains, a similar relationship with RSM.  M&P has no full time employees and, therefore, none of the audit services performed were provided by permanent full-time employees of M&P. M&P manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination.

The following table shows the fees paid or accrued for the audit and other services provided for the years ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Audit Fees	$85,000	$92,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$85,000	$92,000

Audit services for the years 2007 and 2006 consisted of the audit of the year end financial statements, the review of the quarterly financial statements, and the review of registration statements and other SEC filings.

The services and engagements performed during 2007 were approved by the Audit Committee. Because the board of directors of HydroGen did not have an audit committee prior to 2007, the Chairman of the board of directors approved the services and engagements performed during 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2008.

HYDROGEN CORPORATION

By:	/s/ John J. Freeh
John J. Freeh
Chief Executive Officer and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on April 14, 2008.

Signature	Capacities	Date

/s/ John J. Freeh	Chief Executive Officer (Principal	April 14, 2008
John J. Freeh	Executive Officer) and Director

/s/ Joshua L. Tosteson	President and Director	April 14, 2008
Joshua L. Tosteson

/s/ Scott M. Schecter	Chief Financial Officer (Principal	April 14, 2008
Scott M. Schecter	Financial and Accounting Officer)

/s/ Leo Blomen	Chairman of the Board of Directors	April 14, 2008
Leo Blomen

/s/ Brian Bailys	Director	April 14, 2008
Brian Bailys

/s/ Michael E. Basham	Director	April 14, 2008
Michael E. Basham

/s/ Philip J. Kranenburg	Director	April 14, 2008
Philip J. Kranenburg

/s/ Brian T. McGee	Director	April 14, 2008
Brian T. McGee

/s/ Alton D. Romig, Jr.	Director	April 14, 2008
Alton D. Romig, Jr.

/s/ Howard Yana-Shapiro	Director	April 14, 2008
Howard Yana-Shapiro

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
HydroGen Corporation

We have audited the accompanying consolidated balance sheet of HydroGen Corporation (development stage company) as of December 31, 2007 and the related consolidated statements of operations, cash flows and shareholders’ equity (deficiency) for the year ended December 31, 2007 and the 2007 amounts included in the cumulative columns in the statements of operations and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HydroGen Corporation as of December 31, 2007 and the results of its operations and its cash flows for the year then ended and the 2007 amounts included in the cumalitive columns in the statements of operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had losses from operations and net losses from inception and has an accumulated deficit. This matter raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion about the effectiveness of HydroGen Corporation’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ MCGLADREY & PULLEN, LLP

New York, New York
April 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HydroGen Corporation

We have audited the accompanying consolidated statements of operations, shareholders’ equity (deficiency) and cash flows of HydroGen Corporation (a development stage company) for the year ended December 31, 2006 and for the period from November 11, 2001 (inception) through December 31, 2006. These consolidated financial statements are the responsibility of HydroGen Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of HydroGen Corporation for the year ended December 31, 2006, and for the period from November 11, 2001 (inception) through December 31, 2006, in conformity with United States generally accepted accounting principles.

The Company changed its method of accounting for stock-based compensation effective January 1, 2006.

/s/ GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 16, 2007

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

December 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,065,758

Accounts receivable	165,628

Other current assets	1,837,657
TOTAL CURRENT ASSETS	10,069,043
Property and equipment, net	4,799,588
Other assets	66,433
TOTAL ASSETS	$14,935,064

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,094,511

Capital lease obligations, current portion	102,804
TOTAL CURRENT LIABILITIES	3,197,315

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	74,813
TOTAL LIABILITIES	$3,272,128

Commitments (Note 11)

SHAREHOLDERS’ EQUITY

Common stock, par value $0.001 per share, authorized 65,000,000 shares, 12,769,904 issued and outstanding at December 31, 2007	12,770

Additional paid-in capital	43,180,779

Deficit accumulated during the development stage	(31,530,613)

TOTAL SHAREHOLDERS’ EQUITY	11,662,936

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,935,064

See accompanying notes to the financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,		November 11, 2001 (Inception) through December 31, 2007
	2007	2006

Grant Revenue	$1,445,196	$610,721	$2,192,619

Research and development expenses	10,886,210	3,859,950	15,014,160

Costs and expenses (including stock-based compensation expense of $584,964, $561,331, and $2,411,145, respectively)	7,552,140	5,125,618	18,942,344

LOSS FROM OPERATIONS	(16,993,154)	(8,374,847)	(31,763,885)

Interest and other income	811,331	1,046,602	2,055,350

Interest and other financing charges	(27,782)	(95,055)	(798,267)

Charge for repricing conversion price of convertible debt	-	-	(875,000)

NET LOSS	$(16,209,605)	$(7,423,300)	$(31,381,802)

Weighted average common shares outstanding (basic and diluted)	12,769,904	11,060,986

Net loss per share (basic and diluted)	$(1.27)	$(0.67)

See accompanying notes to the financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Series B Preferred Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance, November 11, 2001 (Inception)	-	-	-	-	-	-	-
Capital contributed on November 11, 2001	-	-	377,704	$378	$476	$-	$854
Net loss	-	-	-	-	-	(5,564)	(5,564)
Balance, December 31, 2001	-	$-	$377,704	$378	$476	$(5,564)	$(4,710)
Net loss	-	-	-	-	-	(104,354)	(104,354)
Balance, December 31, 2002	-	$-	$377,704	$378	$476	$(109,918)	$(109,064)
Net loss	-	-	-	-	-	(163,128)	(163,128)
Balance, December 31, 2003	-	$-	$377,704	$378	$476	$(273,046)	$(272,192)

Equity issued for compensation in January and June, at $22.81 per preferred share	-	-	28,012	28	638,802	-	638,830

Issuance of equity in connection with issuance of convertible notes from November 24 – December 20, at $16.36 per preferred share	-	-	27,850	28	455,480	-	455,508

Net loss	-	-	-	-	-	(1,734,654)	(1,734,654)
Balance, December 31, 2004	-	$-	$433,566	$434	$1,094,758	$(2,007,700)	$(912,508)

Vesting of equity issued for compensation in January and June, 2004 at $22.81 per preferred share	-	-	21,731	22	513,319	-	513,341

Equity issued on March 8 to existing shareholders electing antidilution protection, at $23.18 per preferred share	-	-	4,862	5	112,674	-	112,679

Issuance of equity in connection with issuance of convertible notes from January 4 – February 23, at $16.82 per preferred share	-	-	6,147	6	103,397	-	103,403

Conversion of convertible notes on July 7, 2005	-	-	60,446	60	1,999,940	-	2,000,000

Repricing of convertible notes	-	-	-	-	875,000	-	875,000

Forgiveness of debt by significant shareholder on July 7, 2005	-	-	-	-	150,000	-	150,000

Chiste shareholders’ interest on July 7, 2005, post-reverse merger	375,865	376	-	-	(376)	-	-

See accompanying notes to the financial statements

	Common Stock		Series B Preferred Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Sale of equity securities on July 7, 2005 at $31.70 per preferred share	-	-	427,072	427	12,394,137	-	12,394,564

Conversion of preferred securities into common stock on August 29, 2005, valued at $4.46 per common share	7,071,735	7,072	(953,824)	(954)	(6,118)	-	-

Dividend - round up of odd-lot shareholders on August 29, September 14 and November 1, valued at $4.53 per share	32,865	33	-	-	148,778	(148,811)	-

Sale of common shares on September 29, 2005 for $4.46 per share	134,439	134	-	-	584,746	-	584,880

Net loss	-	-	-	-	-	(5,741,197)	(5,741,197)
Balance, December 31, 2005	7,614,904	$7,615	$-	$-	$17,970,255	$(7,897,708)	$10,080,162

Sale of common shares on May 2, 2006 for $5.00 per share	5,155,000	5,155	-	-	24,064,229	-	24,069,384

Net Loss	-	-	-	-	-	(7,423,300)	(7,423,300)

Stock based compensation	-	-	-	-	561,331	-	561,331
Balance, December 31, 2006	12,769,904	$12,770	$-	$-	$42,595,815	$(15,321,008)	$27,287,577

Net Loss	-	-	-	-	-	(16,209,605)	(16,209,605)

Stock based compensation	-	-	-	-	584,964	-	584,964
Balance, December 31, 2007	12,769,904	$12,770	$-	$-	$43,180,779	$(31,530,613)	$11,662,936

See accompanying notes to the financial statements

HYDROGEN CORPORATION AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

			November 11, 2001
	For the Year Ended		(Inception) through
	December 31,		December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,209,605)	$(7,423,300)	$(31,381,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	625,352	230,956	871,142
Amortization of discount on convertible notes	-	-	558,911
Stock-based compensation	584,964	561,331	2,411,145
Financing cost recognized upon change in terms of convertible debt	-	-	875,000
Loss on disposal of property and equipment	-	35,416	35,416
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	96,780	(222,366)	(165,628)
Increase in other current assets	(547,662)	(973,361)	(1,837,657)
Increase in other assets	(9,416)	(42,644)	(66,433)
Increase in accounts payable and accrued expenses	1,435,070	1,046,480	3,094,511
NET CASH USED IN OPERATING ACTIVITIES	$(14,024,517)	$(6,787,488)	$(25,605,395)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(6,010,397)	(24,691,930)	(37,195,809)
Maturity of short-term investments	15,900,000	21,295,809	37,195,809
Purchase of property and equipment	(1,882,763)	(2,475,467)	(5,405,332)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$8,006,840	$(5,871,588)	$(5,405,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash, net of expenses, including the exchange of member’s units and preferred stock	-	24,069,384	37,049,682
Proceeds from notes payable, related parties	-	-	150,000
Principal payments on capital lease obligations	(87,095)	(36,102)	(123,197)
Proceeds from issuance of convertible notes payable including amount allocated to equity component	-	-	2,000,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(87,095)	$24,033,282	$39,076,485
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,104,772)	11,374,206	8,065,758

CASH AND CASH EQUIVALENTS, beginning of period	14,170,530	2,796,324	-
CASH AND CASH EQUIVALENTS, end of period	$8,065,758	$14,170,530	$8,065,758

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$27,541	$11,038	$155,072

Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease	$72,644	$228,170	$300,814
Preferred stock issued upon conversion of convertible notes	$-	$-	$2,000,000
Reduction in note payable to related party	$-	$-	$150,000
Issuance of equity in connection with issuance of convertible notes	$-	$-	$103,403
Dividend – roundup of odd-lot shareholders	$-	$-	$148,811

See accompanying notes to the financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 -	DESCRIPTION OF THE COMPANY

The business of HydroGen Corporation (the “Company”) commenced under the entity HydroGen, L.L.C. in November 2001 to conduct the business of designing and manufacturing air-cooled Phosphoric Acid Fuel Cell (“PAFC”) power generation systems.

The Company is a manufacturer of multi-megawatt fuel cell systems utilizing proprietary 400-kilowatt (kW) phosphoric acid fuel cell (PAFC) technology. The technology was developed by Westinghouse Electric Corporation, and was acquired in 1993 by Fuel Cell Corporation of America (“FCA”), the Company’s predecessor. In 2001, FCA assigned all of its ownership rights to the technology to the Company.

Effective February 23, 2005, the Company entered into a Non-Binding Letter of Intent (“LOI”) with Chiste Corporation, a Nevada corporation (“Chiste”), setting forth the preliminary terms by which Chiste acquired the Company. Chiste was a reporting company under the Securities and Exchange Act of 1934, and its shares of common stock were traded on the OTC Bulletin Board. On July 7, 2005, the Company and Chiste consummated a definitive exchange agreement (“Exchange Agreement”) whereby Chiste acquired all the membership interests of the Company (“LLC Units”) outstanding as of the closing date by an exchange of 742,255 shares of Series B Preferred Stock for LLC Units. The Preferred Stock had voting rights equivalent to its voting rights on an as converted basis. On July 7, 2005, HydroGen, L.L.C. became a wholly-owned subsidiary of Chiste Corporation. On August 16, 2005, the Company’s shareholders voted to change its name from Chiste to HydroGen Corporation.

HydroGen, L.L.C. remains a wholly-owned limited liability company of HydroGen Corporation, and continues to be the operating entity through which the Company principally conducts its business operations.

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

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 2 -	LIQUIDITY AND FUTURE OPERATIONS

The Company’s consolidated financial statements for the year ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including a net loss of $16.2 million for the year ended December 31, 2007, and anticipates incurring losses in the future, due to the investment in research and development and product and technology testing, validation and commercialization of the Company’s technologies.

The Company is in the development stage. Its current business plans include expenditures to continue the development of the current manufacturing production capability and to expand development efforts for next generation production processes. These activities require the Company to add employees, purchase production equipment, build-out additional manufacturing facilities, manufacture 400kW modules, and construct and operate test facilities. The Company does not believe that it can achieve profitability until it has completed its market entry and cost reduction stages. In order to fund the costs associated with these stages, the Company will require additional financing. Without additional financing, the Company would need to delay certain of these activities.

The Company plans to seek required financing from the following: (1) obtaining private equity funding, (2) completing a secondary public offering, (3) obtaining debt financing and (4) increasing government grant and other contract revenue. Such financing may not be available to the Company on terms that are acceptable to it, if at all, and any new equity financing may be dilutive to its shareholders.

If the Company is unable to raise sufficient capital, liquidity problems will cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These factors raise substantial doubt as to the Company’s ability to continue operations as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 3 -	PRIVATE PLACEMENT OF EQUITY SECURITIES - Continued

The Company has used the proceeds of the private placement for commercial demonstration of the Company’s products, advanced manufacturing development efforts, sales and marketing efforts and general working capital purposes.

NOTE 4 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, HydroGen LLC. All significant intercompany balances have been eliminated in consolidation.

Revenue Recognition

Grant revenue is recognized as the Company incurs reimbursable costs or achieves designated milestones as set forth under its contracts. All of the Company’s revenue in 2007 and 2006 and from inception is from grants from government agencies of the State of Ohio and Commonwealth of Pennsylvania.

The Company will recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of a sale exists, the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. For arrangements which include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserves for sales returns and allowances are estimated and provided for at the time of shipment.

Accounts Receivable

Accounts receivable consist of obligations due from the State of Ohio and Commonwealth of Pennsylvania government agencies. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At December 31, 2007 the Company had outstanding accounts receivable of $166,000. The Company recorded no bad debt expense during the years ended December 31, 2007 and 2006.

Credit Risk

From time to time the Company maintains cash deposits with its principal bank in excess of FDIC insured limits. The Company has not experienced any losses in these accounts. The Company’s cash was on deposit with three financial institutions at December 31, 2007.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers its short-term cash investments which have an original maturity of three months or less to be cash equivalents.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 4 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of related assets as follows:

Computer equipment and software – three to seven years
Machinery and equipment – three to fifteen years
Leasehold improvements – the shorter of the lease term or the asset’s useful life
Office equipment – three to seven years

Research and Development Expenses

Research and development expenditures are charged to operations as incurred. Research and development expense for the years ended December 31, 2007 and 2006 and the period from November 11, 2001 (inception) to December 31, 2007, was approximately $10,886,000, $3,860,000 and $15,014,000, respectively.

Loss Per Share

Loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Shares to be issued upon the exercise of options and warrants aggregating 3,986,731 and 2,472,627, respectively, as of December 31, 2007 and 2006 are not included in the computation of loss per share as their effect is antidilutive.

Equity-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 4 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

As a result of adopting SFAS 123R, the Company recorded pretax compensation expense of $584,964 and $561,331 for the years ended December 31, 2007 and 2006, respectively. Stock-based compensation is included in each expense category that includes salary expense. The Company has recorded a full valuation allowance on the deferred tax asset related to stock-based compensation and, therefore, no tax benefit related to stock-based compensation is recognized for the years ended December 31, 2007 and 2006.

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

Recently Issued Accounting Standards

SFAS No. 157, “Fair Value Measurements” In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred. SFAS No.159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

SFAS No. 141 (R), “Business Combinations” In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the acquiree, and the goodwill acquired.  SFAS No. 141(R) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS No. 141 (R) to have a significant impact on its consolidated financial statements.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 4 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment to Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statement of Earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  SFAS No. 160 is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of SFAS No. 160 to have a significant impact on its consolidated statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

NOTE 5 –	OTHER CURRENT ASSETS

Other current assets consisted of the following at December 31, 2007:

Raw material supplies	$1,335,597
Prepaid expenses	502,060
Total other current assets	$1,837,657

Raw material supplies, at cost, consist of raw materials that have not yet been introduced to the manufacturing process.

Prepaid expenses include items for which payment has been made for goods or services not yet received or incurred.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 6 –	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007.

Computer equipment and software	$191,124
Machinery and equipment	4,131,725
Leasehold improvements	1,299,781
Office equipment	73,505
Assets under construction	264,187
5,960,322
Less accumulated depreciation	1,160,734
$4,799,588

Property and equipment includes amounts acquired under capital leases of approximately $551,000 at December 31, 2007, with related accumulated depreciation of approximately $81,000. Depreciation is included in costs and expenses in the accompanying consolidated statements of operations.

Assets under construction consist entirely of manufacturing equipment. Depreciation of these assets will begin when they are placed in service.

Depreciation expense of property and equipment for the years ended December 31, 2007 and 2006 and for the period November 11, 2001 (inception) to December 31, 2007 was approximately $625,000, $231,000, and $871,000, respectively.

NOTE 7 –	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2007, accounts payable and accrued expenses include the following:

Accounts payable	$1,734,690
Accrued payroll & bonuses	764,976
Other	594,845
$3,094,511

NOTE 8 –	INCOME TAXES

Subsequent to the consummation of the Exchange Agreement in July 2005, HydroGen, LLC became a wholly-owned subsidiary of HydroGen Corporation and, for tax purposes, HydroGen, LLC is being treated as a C-corporation rather than a limited liability company. At that time, HydroGen, LLC began accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that such portion of the deferred tax asset will not be realized.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 8 –	INCOME TAXES – Continued

Significant components of deferred tax assets and liabilities are as follows:

December 31,
2007
Deferred tax assets
Net operating losses	$11,246,000
Compensation and Benefits	670,000
Other	199,000
Total deferred tax assets	12,115,000
Deferred tax liabilities
Depreciation	459,000
Total deferred tax liabilities	459,000
Net deferred tax asset	$11,656,000
Valuation allowance	11,656,000
Net deferred tax asset	$-

A reconciliation between the statutory and effective tax rates follows:

	Years ended December 31,
	2007	2006
Statutory tax rate	(34.0)%	(34.0)%
Increases (decreases) resulting from
State taxes, net of federal benefit	(8.4)	(6.6)
Permanent differences	.4	1.1
Other	( .2)	-
Increase in valuation allowance	42.2	39.5
Effective Tax Rate	-%	-%

The Company has accumulated federal operating losses of approximately $27 million and $11.2 million as of December 31, 2007 and December 31, 2006 respectively, which will expire between 2012 and 2027, if not fully utilized. The Company has accumulated state net operating losses of approximately $33.6 million and $9.8 million as of December 31, 2007 and December 31, 2006 respectively, which will expire between 2015 and 2017, if not utilized. The Company’s recapitalization, described in Note 1, may have significantly impaired the Company’s ability to utilize pre-recapitalization net operating losses as a result of limitations imposed under Internal Revenue Code Section 382. As of December 31, 2007, the Company has weighed the available evidence and determined that it is appropriate to carry a full valuation allowance against its net deferred tax asset until such time as management is reasonably certain that these assets will be realized.

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertain Tax Positions - an interpretation of FASB No. 109”. The Company has determined that it does not have any uncertain tax positions.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 8 –	INCOME TAXES – Continued

The Company does not expect its unrecognized tax benefit to change during the next 12 months. The Company will record interest and penalties associated with unrecognized tax benefits as income tax expense/benefit.

The Company’s US and state income tax returns are subject to examination for the years ended December 31, 2004 through December 31, 2007. The Company is not currently under examination by any taxing authority.

NOTE 9 –	SHARE-BASED COMPENSATION

The Company has granted stock options under its 2005 Performance Equity Plan, as amended, (“2005 Plan”) and under its 2007 Performance Equity Plan (“2007 Plan” and, together with the 2005 Plan, the “Plans”.) Prior to the adoption of the 2005 Plan, HydroGen, L.L.C.’s members voted to issue options for membership units to key employees and advisors. Upon HydroGen, LLC becoming a wholly-owned subsidiary of Chiste (the prior name of the Company), these options became options to purchase 342,345 shares of common stock of Chiste. These options today represent options to purchase 342,345 shares of common stock of the Company.

Subject to the provisions of the Plans, awards may be granted to employees, officers, directors, advisors, and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries, and who are deemed to have contributed or to have the potential to contribute to the Company’s success. Incentive stock options may only be awarded to individuals who are employees at the time of the grant. The amount of shares that may be issued or reserved for awards to participants under the 2005 Plan and the 2007 Plan, which was approved by shareholders at the Company’s Annual Meeting on June 22, 2007, and the amount of options issued and outstanding to purchase shares as of December 31, 2007 are listed in the table below.

	Authorized for Issuance	Issued and Outstanding
2005 Plan	1,100,000	1,098,617
2007 Plan	1,300,000	1,128,144
Total:	2,400,000	2,226,761

As discussed in Note 4, Basis of Presentation and Summary of Significant Accounting Policies – Equity-Based Compensation, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. The adoption of SFAS 123 (R) resulted in share-based compensation expense of $584,964 and $561,331 for the years ended December 31, 2007 and 2006, respectively. These expenses increased basic and diluted loss per share by $0.05 for each of the years ended December 31, 2007 and 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. As the Company’s common stock has only traded publicly since July 7, 2005, expected volatility has been estimated according to the following methods to allow for an adequate trading history for the Company’s common stock to be developed for use in this estimation:

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 9 –	SHARE-BASED COMPENSATION - Continued

1)
Prior to July 7, 2005: As the Company’s shares were not publically traded, 0% volatility was used in accordance with SFAS 123 for options issued to employees and consultants prior to becoming a public company.

2)
July 8, 2005 – September 30, 2007: Expected volatility was based on an arithmetic average of the volatility of 5 publicly-traded companies that operate in the Company’s industry or sell into similar markets. To calculate the estimated life for grants of “plain vanilla” stock options, the Company used a formula proscribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

3)
October 1, 2007 and thereafter: Using the trading history of the Company’s common stock beginning with July 1, 2006. Management believes that this time period adequately captures a representative history and will continue to use July 1, 2006 as the beginning date of the measurement period until the Company fully develops a 5 year trading history from that date.

Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

The following table summarizes the assumptions used for options granted during the years ended December 31, 2007 and 2006.

	2007	2006
Expected life (in years)	3.5 – 6.0	3.5 – 5.0
Risk-free interest rate	3.51% - 4.68%	3.67% - 5.04%
Volatility	64% - 68%	66% - 74%
Dividend yield	—	—

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 9 –	SHARE-BASED COMPENSATION – Continued

The following table summarizes the Company’s stock option activity for the years ended December 31, 2007 and 2006:

	Number of Options	Weighted Average Option Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2006	420,880	$4.48
Granted	783,422	$4.96
Exercised	—	—
Forfeited/Cancelled	(149,300)	5.32
Outstanding at December 31, 2006	1,055,002	$4.73	$297,020
Exercisable at December 31, 2006	397,912	$4.55	$184,947
Vested and expected to vest at December 31, 2006	895,348	$4.71	$278,460

Outstanding at January 1, 2007	1,055,002	$4.73	297,020
Granted	1,712,944	$2.57
Exercised	—	—
Forfeited/Cancelled	(198,840)	$4.89
Outstanding at December 31, 2007	2,569,106	$3.28	$752,826	8.18
Exercisable at December 31, 2007	642,781	$4.58	$3,375	5.97
Vested and expected to vest at December 31, 2007	2,440,651	$3.28	$715,185	8.18

A summary of the status of the Company’s non-vested stock options as of December 31, 2007, and of changes during the year ended December 31, 2007, is presented below:

	Number of Options	Weighted Average Option Price
Non-vested at December 31, 2006	657,090	$4.84
Granted	1,712,944	2.57
Vested	(244,869)	4.63
Forfeited/Cancelled	(198,840)	4.89
Non-Vested at December 31, 2007	1,926,325	$2.84

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 9 –	SHARE-BASED COMPENSATION – Continued

As of December 31, 2007, there was $2,877,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a remaining weighted average life of 8.92 years.

The weighted average grant-date fair value of options granted during the years ended December 31, 2007 and 2006 was $1.59 and $2.52, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$2.00 - $3.00	1,616,844	9.75	$2.84	7,500	$2.43
$3.01 - $4.00	42,600	4.61	3.50	—	—
$4.01 - $5.00	678,645	5.57	4.47	513,390	4.43
$5.01 - $6.00	206,917	5.85	5.19	98,857	5.17
$6.01 - $7.00	24,100	3.39	6.06	23,034	6.05
	2,569,106	8.18	$3.28	642,781	$4.58

NOTE 10 –	STATE GRANTS

State of Ohio Development Grant

On August 26, 2005, the State of Ohio Department of Development provided to HydroGen Corporation $1,250,000 as a development grant for a three phase program to deploy, demonstrate, and commercialize the Company’s 400 kW phosphoric acid fuel cell system. The grant is under an Ohio Fuel Cell Initiative Demonstration Program, and is to be used towards the costs associated with the commercial demonstration and validation of the Company’s air-cooled phosphoric acid fuel cell module technology and for the procurement and preparation of the plant equipment, system engineering, plant construction, and initial operations. The grant was given on the understanding that the Company will establish its corporate headquarters in Ohio, locate manufacturing facilities to Ohio by the end of 2008, and create new full-time jobs at both the skilled and unskilled level in Ohio. The establishment of a corporate headquarters in Ohio was achieved in 2006. The development work which commenced in 2005 is expected to continue through the end of 2008. The grant was also contingent on the Company raising its own capital, which was achieved in July 2005.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 10 –	STATE GRANTS – Continued

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

As of December 31, 2007, the Company has submitted requests and has been reimbursed for the entire grant award totaling $1,250,000.

State of Ohio Third Frontier Fuel Cell Program

On March 7, 2006, the Company was notified that it would be awarded $1,000,000 (the “Grant”) by the State of Ohio Third Frontier Fuel Cell Program (TFFCP) to support the Company’s advanced manufacturing development program.  On June 8, 2006, the Company entered into a Grant Agreement with the State of Ohio pursuant to which the Grant funds are to be awarded. Under the terms of the Grant Agreement, the Company may recoup from the State the full $1,000,000 as Grant activities take place, and as the costs are incurred and reported. The Company has pledged a total of $555,000 in cost share for the program. The Company will use the funds to dedicate appropriate personnel, consultants, and infrastructure to optimize decisions and resource allocations for its planned advanced manufacturing facility. The proposed facility will be where the Company will mass produce its standard 400 kilowatt (kW) air-cooled PAFC modules, which will serve as the building block of its core product, a 2-2.5 megawatt (MW) power island.  Initial production capacity will be 25 MW per year of the Company’s 400 kW modules, and is expected to be subsequently expanded to 100 MW per year capacity.

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

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 10 –	STATE GRANTS - Continued

Work under the Grant commenced in June of 2006. The Company submitted requests for payment under this grant totaling approximately $550,000 through December 31, 2007, $409,000 of which has been collected as of that date.

Pennsylvania Energy Development Authority Grant – Fuel Cell Test Facility

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

The Company has submitted requests for payment under this grant totaling approximately $250,000, $225,000 of which has been collected through December 31, 2007.

Pennsylvania Energy Development Authority Grant – Clean-Up of Coke Oven Gas

On October 17, 2007, the Company was notified that it was awarded a grant in the amount of $500,000 by the Pennsylvania Energy Development Authority (PEDA) to support clean-up of coke oven gas for fuel cell operations. The Company is in the process of establishing the terms and conditions of the Grant Agreement with PEDA.

Pennsylvania NanoMaterials Commercialization Center Grant

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

The Company has submitted requests for payment under this grant totaling approximately $46,000, all of which has been collected through December 31, 2007.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 11 –	COMMITMENTS

Operating Leases

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

In November 2006, the Company executed a 1 year agreement to lease office space in Cleveland, Ohio, which will serve as the Company’s headquarters, consistent with the terms of the development grant provided to the Company by the State of Ohio (see Note 10). The Company is renting the space at a base rent of approximately $2,700 per month. Since the expiration of the initial term of the lease, the Company has continued the lease on a month-to-month basis.

In addition to the office in Cleveland, the Company has leased office space of approximately 1,900 square feet in Ashtabula, Ohio, which facility serves as the Company’s field office for building its 400 kW fuel cell demonstration plant. The Company is paying $1,800 per month for rent, and the lease is on a month-to-month basis.

Rent expense for the years ended December 31, 2007 and 2006, and for the period from November 11, 2001 (inception) to December 31, 2007 was approximately $298,000, $246,000 and $826,000, respectively.

Future minimum lease payments for capital leases, operating leases, and financing contracts comprised of insurance policy premiums during the year are as follows:

Years Ending December 31,	Capital Lease Amount	Operating Lease Amount	Financing Contracts
2008	$102,804	$246,014	$195,654
2009	65,579	247,852	-
2010	9,234	178,485	-
Total	$177,617	$672,351	$195,654

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 12 –	DEFINED CONTRIBUTION PLAN

The Company initiated a defined contribution plan in January of 2006. The retirement savings plan was made available to all U.S. employees who have met minimum length-of-service requirements. The Company matches employees’ contributions at the rate of 50% of the first 8% contributed. Pension expense for the years ended December 31, 2007 and 2006 and the period from November 11, 2001 (inception) to December 31, 2007, was approximately $126,000, $76,000 and $202,000, respectively.

NOTE 13 -	RELATED PARTY TRANSACTIONS

During November 2007, the Company executed a consulting agreement with Blomenco B.V. and Dr. Leo Blomen, the Chairman of the Company’s Board of Directors and its former CEO.  This contract carries an initial term of 12 months and establishes that the Company incurs a minimum level of service of 1,000 service hours at €175 per hour from Blomenco B.V.  After the initial term, either party may terminate the agreement with six months’ written notice to the other party.  The contract also establishes a yearly rate of €25,000 for Dr. Blomen’s services as Chairman of the Board of Directors.  In 2007, Blomenco B.V. earned fees totaling $937,000, which includes management fees of $358,000, a bonus of $168,000, and a severance payment of $406,000 to be paid out over twelve months, and Board of Director fees of $5,000.