Form 10QSB
period 2008-03-31
HydroGen CORP
filed 2008-05-15
CIK 1124394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 000-32065

HYDROGEN CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	86-0965692
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10 East 40th Street, New York, NY 10016-0301
(Address of principal executive offices)

(212) 672-0380
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

As of May 13, 2008, there were 12,769,904 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets, March 31, 2008 (unaudited) and December 31, 2007	2

	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2008 and March 31, 2007 and for the period from November 11, 2001 (“Inception”) to March 31, 2008 (unaudited)	3

	Condensed Consolidated Statements of Shareholders’ Equity (Deficiency) from Inception through March 31, 2008	4

	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2008 and March 31, 2007 and for the period from Inception through March 31, 2008 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	15

Item 3.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

This Form 10-QSB (the “Quarterly Report”) contains “forward-looking statements” regarding future events and future results of HydroGen Corporation (the “Company”) that are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of the management of the Company and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “plan”, “intend”, “project”, “estimate”, “approximate”, or “continue”, and other similar expressions or the negative thereof. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 under the Section entitled “Risk Factors.” Except as required by applicable law or regulation, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2008	DECEMBER 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,641,075	$8,065,758
Accounts receivable	344,342	165,628
Other current assets	1,330,886	1,837,657
TOTAL CURRENT ASSETS	4,316,303	10,069,043
Property and equipment, net	4,850,966	4,799,588
Other assets	66,433	66,433
TOTAL ASSETS	$9,233,702	$14,935,064
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,274,872	$3,094,511
Capital lease obligations, current portion	104,268	102,804
TOTAL CURRENT LIABILITIES	2,379,140	3,197,315
LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	48,536	74,813
TOTAL LIABILITIES	$2,427,676	$3,272,128
Commitments
SHAREHOLDERS’ EQUITY
Common stock, par value $0.001, authorized 65,000,000 shares, 12,769,904 issued and outstanding at March 31, 2008 and December 31, 2007.	12,770	12,770
Additional paid-in capital	43,540,416	43,180,779
Deficit accumulated during the development stage	(36,747,160)	(31,530,613)
TOTAL SHAREHOLDERS’ EQUITY	6,806,026	11,662,936
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,233,702	$14,935,064

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE QUARTERS ENDED March 31,		NOVEMBER 11, 2001 (INCEPTION) THROUGH
	2008	2007	March 31, 2008
Grant Revenue	$319,342	$436,065	$2,511,961
Research and development expenses	3,552,349	2,290,489	18,566,509
Costs and expenses (including stock-based compensation expense of $359,637, $120,053, and 2,770,782 respectively)	2,027,169	1,556,244	20,969,513
LOSS FROM OPERATIONS	(5,260,176)	(3,410,668)	(37,024,061)
Interest and other income	51,453	268,993	2,106,803
Interest and other financing charges	(7,824)	(3,892)	(806,091)
Charge for repricing conversion price of convertible debt	-	-	(875,000)
NET LOSS	$(5,216,547)	$(3,145,567)	$(36,598,349)
Weighted average common shares outstanding (basic and diluted)	12,769,904	12,769,904
Net loss per share (basic and diluted)	$(0.41)	$(0.25)

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Series B Preferred Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance, November 11, 2001 (Inception)	-	-	-	-	-	-	-
Capital contributed on November 11, 2001	-	-	377,704	$378	$476	$-	$854
Net loss	-	-	-	-	-	(5,564)	(5,564)
Balance, December 31, 2001	-	$-	377,704	$378	$476	$(5,564)	$(4,710)
Net loss	-	-	-	-	-	(104,354)	(104,354)
Balance, December 31, 2002	-	$-	377,704	$378	$476	$(109,918)	$(109,064)
Net loss	-	-	-	-	-	(163,128)	(163,128)
Balance, December 31, 2003	-	$-	377,704	$378	$476	$(273,046)	$(272,192)
Equity issued for compensation in January and June, at $22.81 per preferred share	-	-	28,012	28	638,802	-	638,830
Issuance of equity in connection with issuance of convertible notes from November 24 – December 20, at $16.36 per preferred share	-	-	27,850	28	455,480	-	455,508
Net loss	-	-	-	-	-	(1,734,654)	(1,734,654)
Balance, December 31, 2004	-	$-	433,566	$434	$1,094,758	$(2,007,700)	$(912,508)
Vesting of equity issued for compensation in January and June, 2004 at $22.81 per preferred share	-	-	21,731	22	513,319	-	513,341
Equity issued on March 8 to existing shareholders electing antidilution protection, at $23.18 per preferred share	-	-	4,862	5	112,674	-	112,679
Issuance of equity in connection with issuance of convertible notes from January 4 – February 23, at $16.82 per preferred share	-	-	6,147	6	103,397	-	103,403
Conversion of convertible notes on July 7, 2005	-	-	60,446	60	1,999,940	-	2,000,000
Repricing of convertible notes	-	-	-	-	875,000	-	875,000
Forgiveness of debt by significant shareholder on July 7, 2005	-	-	-	-	150,000	-	150,000
Chiste shareholders’ interest on July 7, 2005, post-reverse merger	375,865	376	-	-	(376)	-	-
Sale of equity securities on July 7, 2005 at $31.70 per preferred share	-	-	427,072	427	12,394,137	-	12,394,564

	Common Stock		Series B Preferred Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Conversion of preferred securities into common stock on August 29, 2005, valued at $4.46 per common share	7,071,735	7,072	(953,824)	(954)	(6,118)	-	-
Dividend - round up of odd-lot shareholders on August 29, September 14 and November 1, valued at $4.53 per share	32,865	33	-	-	148,778	(148,811)	-
Sale of common shares on September 29, 2005 for $4.46 per share	134,439	134	-	-	584,746	-	584,880
Net loss	-	-	-	-	-	(5,741,197)	(5,741,197)
Balance, December 31, 2005	7,614,904	$7,615	-	$-	$17,970,255	$(7,897,708)	$10,080,162
Sale of common shares on May 2, 2006 for $5.00 per share	5,155,000	5,155	-	-	24,064,229	-	24,069,384
Net loss	-	-	-	-	-	(7,423,300)	(7,423,300)
Stock based compensation	-	-	-	-	561,331	-	561,331
Balance, December 31, 2006	12,769,904	$12,770	-	$-	$42,595,815	$(15,321,008)	$27,287,577
Net loss	-	-	-	-	-	(16,209,605)	(16,209,605)
Stock based compensation	-	-	-	-	584,964	-	584,964
Balance, December 31, 2007	12,769,904	$12,770	-	$-	$43,180,779	$(31,530,613)	$11,662,936
Net loss	-	-	-	-	-	(5,216,547)	(5,216,547)
Stock based compensation	-	-	-	-	359,637	-	359,637
Balance, March 31, 2008	12,769,904	$12,770	-	$-	$43,540,416	$(36,747,160)	$6,806,026

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE QUARTERS ENDED MARCH 31,		NOVEMBER 11, 2001 (INCEPTION) THROUGH MARCH 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,216,547)	$(3,145,567)	$(36,598,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	194,708	132,860	1,065,850
Amortization of discount on convertible notes	-	-	558,911
Stock-based compensation	359,637	120,053	2,770,782
Financing cost recognized upon change in terms of convertible debt	-	-	875,000
Loss on disposal of property and equipment	-	-	35,416
Changes in operating assets and liabilities:
Increase in accounts receivable	(178,714)	(173,657)	(344,342)
Decrease (Increase) in other current assets	506,770	99,203	(1,330,887)
Increase in other assets	-	(50)	(66,433)
(Decrease) Increase in accounts payable and accrued expenses	(819,640)	(619,541)	2,274,871
NET CASH USED IN OPERATING ACTIVITIES	$(5,153,786)	$(3,586,699)	$(30,759,181)
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of short-term investments	-	(5,994,285)	(37,195,809)
Maturity of short-term investments	-	5,725,000	37,195,809
Purchase of property and equipment	(246,084)	(591,841)	(5,651,416)
NET CASH USED IN INVESTING ACTIVITIES	$(246,084)	$(861,126)	$(5,651,416)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash, net of expenses, including the exchange of member’s units and preferred stock	-	-	37,049,682
Proceeds from notes payable, related parties	-	-	150,000
Principal payments on capital lease obligations	(24,813)	(17,681)	(148,010)
Proceeds from issuance of convertible notes payable including amount allocated to equity component	-	-	2,000,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(24,813)	$(17,681)	$39,051,672
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,424.683)	(4,465,506)	2,641,075
CASH AND CASH EQUIVALENTS, beginning of period	8,065,758	14,170,530	-
CASH AND CASH EQUIVALENTS, end of period	$2,641,075	$9,705,024	$2,641,075
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$7,824	$3,892	$162,896
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease	$-	$-	$300,814
Preferred stock issued upon conversion of convertible notes	$-	$-	$2,000,000
Reduction in note payable to related party	$-	$-	$150,000
Issuance of equity in connection with issuance of convertible notes	$-	$-	$103,403
Dividend – roundup of odd-lot shareholders	$-	$-	$148,811

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1 - DESCRIPTION OF THE COMPANY

The business of HydroGen Corporation (the “Company”) commenced under the entity HydroGen, L.L.C. in November 2001 to conduct the business of designing and manufacturing air-cooled Phosphoric Acid Fuel Cell (“PAFC”) power generation systems.  On July 7, 2005, HydroGen, L.L.C. became a wholly-owned subsidiary of Chiste Corporation, which was subsequently renamed “HydroGen Corporation” on August 18, 2005.

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

Principles of Consolidation

The accompanying condensed interim financial statements of the Company are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, HydroGen LLC. All significant intercompany balances have been eliminated in consolidation.

Revenue Recognition

Grant revenue is recognized as the Company incurs reimbursable costs or achieves designated milestones as set forth under its contracts. All of the Company’s revenue for the three months ended March 31, 2008 and March 31, 2007 is from grant agreements with government agencies of the State of Ohio or the Commonwealth of Pennsylvania.

The Company will recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Revenue is recognized when persuasive evidence of a sale exists, the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. For arrangements which include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserves for sales returns and allowances will be estimated and provided for at the time of shipment.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Research and Development Expenses

Research and development expenditures are charged to operations as incurred.

Loss Per Share

Loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Shares to be issued upon the exercise of options and warrants aggregating 3,983,731 and 2,472,627, respectively, as of March 31, 2008 and March 31, 2007, respectively are not included in the computation of loss per share as their effect is antidilutive.

Impact of Recently Issued Accounting Standards

SFAS No. 157, “Fair Value Measurements”. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The FASB issued FASB Staff Position (FSP) No. FAS 157-a, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, which eliminated lease accounting from the scope of this standard. SFAS 157, as issued, is effective for fiscal years beginning after November 15, 2007. The FASB issued FASB Staff Position (FSP) No. FAS 157-b, Effective Date of FASB Statement No. 157, which delays the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company adopted SFAS 157 on January 1, 2008. The impact of this new standard did not have a material impact on the financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The Company adopted SFAS 159 on January 1, 2008. The impact of this new standard did not have a material impact on the financial statements.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

Reclassifications

Certain reclassifications have been made to the 2007 Financial Statements to conform to the 2008 presentation.

Income Taxes

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertain Tax Positions - an Interpretation of FASB No. 109.” The Company has determined that it does not have any uncertain tax positions as of March 31, 2008.

The Company will record interest and penalties associated with unrecognized tax benefits as income tax expense/benefit.

NOTE 3 - LIQUIDITY AND FUTURE OPERATIONS

The Company’s consolidated financial statements for the quarter ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including a net loss of $5.2 million for the quarter ended March 31, 2008, and anticipates incurring losses in the future, due to the investment in research and development and product and technology testing, validation and commercialization of the Company’s technologies.

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

The Company plans to seek required financing from among the following: (1) obtaining private equity funding, (2) obtaining debt financing and (3) increasing government grant revenue. Such financing may not be available to the Company on terms that are acceptable to it, if at all, and any new financing may be dilutive to its shareholders.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 3 - LIQUIDITY AND FUTURE OPERATIONS - Continued

As of May 13, 2008, the Company had approximately $1,000,000 of cash on-hand and no significant accounts receivable. As part of the Company’s normal operating activity, the Company is in the process of reclaiming platinum that the Company expects to result in an additional approximately $400,000 in cash to the Company expected in the third week of May 2008. If the Company is unable to raise sufficient capital, liquidity problems will cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These factors raise substantial doubt as to the Company’s ability to continue operations as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SHARE-BASED COMPENSATION

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

Subject to the provisions of the Plans, awards may be granted to employees, officers, directors, advisors, and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries, and who are deemed to have contributed or to have the potential to contribute to the Company’s success. Incentive stock options may only be awarded to individuals who are employees at the time of the grant. The amount of shares that may be issued or reserved for awards to participants under the 2005 Plan and the 2007 Plan, which was approved by shareholders at the Company’s Annual Meeting on June 22, 2007, and the amount of options issued and outstanding to purchase shares as of March 31, 2008 are listed in the table below.

	Authorized for Issuance	Issued and Outstanding
2005 Plan	1,100,000	1,078,617
2007 Plan	1,300,000	1,145,144
Total:	2,400,000	2,223,761

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. The adoption of SFAS 123 (R) resulted in share-based compensation expense of $359,637 and $120,053 for the quarters ended March 31, 2008 and March 31, 2007, respectively. These expenses increased basic and diluted loss per share by $0.03 and $0.01 for the quarters ended March 31, 2008 and March 31, 2007, respectively.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 4 – SHARE-BASED COMPENSATION - Continued

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. As the Company’s common stock has only traded publicly since July 8, 2005, expected volatility has been estimated according to the following methods to allow for an adequate trading history for the Company’s common stock to be developed for use in this estimation:

1)
Prior to July 8, 2005: As the Company’s shares were not publically traded, 0% volatility was used in accordance with SFAS 123 for options issued to employees and consultants prior to becoming a public company.

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

There were 32,000 stock options granted during the three months ended March 31, 2008, with a weighted average grant-date fair value of $1.26. There were no grants of options during the three months ended March 31, 2007.

The following table summarizes the assumptions used for options granted during the three months ended March 31, 2008 and March 31, 2007.

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Expected life (in years)	6.0	5.0
Risk-free interest rate	2.46%	4.68%
Volatility	74%	74%
Dividend yield	—	—

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 4 – SHARE-BASED COMPENSATION – Continued

As of March 31, 2008, there was $2,490,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a remaining weighted average life of 8.76 years.

NOTE 5 – STATE GRANTS

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
March 31, 2008
(Unaudited)

NOTE 5 – STATE GRANTS – Continued

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

All disbursements from the Grant are on a reimbursement basis, after documentation has been provided evidencing that expenses were incurred in furtherance of the Grant.  The term of the Grant Agreement, including reimbursement period, concluded on April 10, 2008. The Company has requested an extension of the Grant term and is awaiting notification of acceptance from the State of Ohio. At the close of the Grant term, the Company will own all equipment valued over $5,000 purchased with Grant money.

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

Work under the Grant commenced in June of 2006. The Company submitted requests for payment under this grant totaling approximately $800,302 through March 31, 2008, $550,000 of which has been collected as of that date.

On March 27, 2008, the Company was notified that it was awarded a grant in the amount of $525,140 by the State of Ohio Third Frontier Fuel Cell Program (TFFCP) to support Improved Fuel Cell Power Plant Efficiency Using Cogeneration. The Company is in the process of establishing the terms and conditions of the Grant Agreement with TFFCP.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 5 – STATE GRANTS – Continued

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

The Company has submitted requests for payment under this grant totaling approximately $250,000, $225,000 of which has been collected through March 31, 2008.

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

The Company has submitted requests for payment under this grant totaling approximately $115,000, of which $46,000 has been collected through March 31, 2008.

Item 2.	Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our financial statements and related footnotes. This discussion and analysis contains forward-looking statements relating to future events and our future financial performance. These statements involve known and unknown risks, uncertainties and other factors, including those set forth in the Annual Report on Form 10-KSB, which may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

General

As of May 13, 2008, we had approximately $1,000,000 of cash on-hand and no significant accounts receivable. As part of our normal operating procedures, we are in the process of reclaiming platinum that we expect will result in an additional $400,000 in cash expected to be received in the third week of May 2008. If we are unable to raise additional funds by May 30, 2008 we will be forced to curtail operations and will not be able to execute our plan of operation.

HydroGen is in the development stage and is expected to remain so for at least the next several quarters. HydroGen’s business plan calls for it to design, manufacture and sell multi-megawatt turn-key power plants, based on a series of standardized product designs incorporating HydroGen’s 400 kilowatt (“kW”) fuel cell modules, and to sell fuel cell stacks and modules to other system integrators and turn-key project developers. Additionally, HydroGen’s plan calls for it to generate recurring revenues from the sale of fuel cell stack and module operations and maintenance (“O&M”) services.

The principal objective of our plan of operation is to achieve levels of market penetration and product cost that will enable the Company to sell profitably phosphoric acid fuel cell (“PAFC”) stacks and modules, complete PAFC power plants, and related O&M services. The Company believes that it can ultimately reduce the cost of its 400kW fuel cell modules to a level that is comparable to the installed cost of conventional power generation in the 2-30 megawatt (“MW”) size class, with a product that is considerably higher in electrical efficiency than incumbent technology. These costs also compare favorably to those of competitors in the stationary fuel cell arena.

Plan of Operation

The chart below illustrates the key elements of our plan of operation. The chart depicts our fuel cell production costs and future cost projections, anticipated ranges of sales prices for our fuel cell systems and modules, and projected sales volumes for the period 2008 through 2011.

As shown, our “first article” product costs for fuel cell stacks and modules are approximately $3,300/kW, and “first article” costs for a complete, installed PAFC power plant are approximately $6,000/kW (both exclusive of the cost of platinum, of which HydroGen retains ownership and recovers at the end of the fuel cell’s useful life). Management’s objective is to bring fuel cell stack and module costs to a level of approximately $1,500/kW or less by 2010-2011, which management believes is a cost level necessary to achieve positive cash flow. The Company believes that its complete PAFC systems can be sold to end users for price levels ranging from approximately $2,000-5,000/kW installed and that PAFC stacks and modules can be provided to system integrators for a price of approximately $1,250-3,000/kW. These sales price ranges are depicted in the two boxes titled “Sales price range – system” and “Sales price range – modules,” and are based on the Company’s analysis of pricing levels that can be borne in different market segments. Finally, the chart presents management’s forecast for fuel cell product sales, with initial sales of two turnkey PAFC systems totaling approximately 10 MW projected for 2008-early 2009, then approximately 20 MW projected for 2009, 50 MW for 2010, and 90 MW for 2011. Management believes that the majority of sales after the initial 10 MW will be for the Company’s stacks and modules, with more limited turnkey plant sales in the 2009-2010 timeframes in particular.

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

During the three months ended March 31, 2008, the Company hired 13 new employees to support its plan of operation. In order to support the plan of operation, the Company intends to increase staffing levels by a total of up to 50 individuals during the remainder of 2008 and up to an additional 120 individuals in 2009. The majority of these new employees will be technical and production staff to support the Company’s manufacturing, system engineering, and cost reduction initiatives. The Company will have to raise additional funds in the next 12 months to meet the objectives of its plan of operation and will need to raise funds by May 30, 2008 to prevent a curtailment of operations. The Company did not raise additional funds during the first quarter of 2008.

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

On October 17, 2006, HydroGen announced that it had signed an agreement with ASHTA Chemicals to install and operate a 400kW fuel cell demonstration power plant at ASHTA’s chlor-alkali manufacturing plant in Ashtabula, Ohio.  This effort is being partially funded by a $1,250,000 award that the Company received from the State of Ohio Department of Development. The Company completed construction and check-out of the demonstration power plant in 2007, in preparation for delivery of the Company’s first newly-produced 400kW PAFC module. The Company delivered the PAFC module on February 22, 2008 and on April 28, 2008 announced the successful start-up of its power plant. The Company further announced that the power plant will now be taken through a program of testing and optimization that will include tests of all start-up, operational, and shut-down modes at progressively higher power levels, followed by a reliability run to demonstrate system robustness under commercial operating conditions.

In Fall 2006, HydroGen also initiated a project to design and build a pilot scale system to clean coke oven gas to meet the input feed requirements of the HydroGen PAFC system. The overall goal of this project is to support market penetration efforts into the coke oven gas market for HydroGen’s PAFC systems. The principal project objective is to build and demonstrate a complete prototype coke oven gas cleanup system that will perform acceptably in a commercial scale plant The project is being undertaken at the United States Steel Clairton Works coke oven facility, the largest such facility in the United States, located near the Company’s manufacturing plant in Versailles, Pennsylvania. The Company has designed and, in concert with United States Steel, has completed construction of the pilot scale gas treatment facility. The plant has been started up and all pre-commissioning checkouts satisfactorily completed, and by April 18, 2008 the plant had been optimized to produce hydrogen of sufficient purity to meet the gas composition requirements for operation of a HydroGen fuel cell power plant. The next milestones in the test program are initial reliability tests of the system to obtain operational data to be used in final system optimization, followed by a longer reliability run to demonstrate system robustness under commercial operating conditions. The data generated by the test plant will directly support power plant design and sales efforts into the coke oven gas market segment.

Early “Turnkey” Sales of Complete PAFC Power Plants to Support Initial Market Penetration

The Company’s plan of operation calls for us to execute sales contracts for initial sales of approximately 10MW of turnkey projects in 2008 through early 2009. The Company anticipates orders for two turnkey PAFC systems, each of approximately 5MW in capacity from Samsung Corporation. These turnkey power plants may be either hydrogen-available plants or a combination of hydrogen-available and hydrocarbon fueled power plants. These anticipated orders are pursuant to a series of strategic agreements signed January 11, 2008 between HydroGen and Samsung Corporation. The Company expects to execute the first of these orders in the second quarter of 2008.

In addition to the two anticipated sales to Samsung pursuant to the agreements described above, HydroGen intends to sell additional turn-key power plants in North America and elsewhere in order to gain penetration into targeted markets. HydroGen has been developing a pipeline of projects with several large generators of by-product hydrogen and other potential customers who have expressed interest in acquiring fuel cell power plants. HydroGen’s decision to sell to these potential customers will be dependent on a number of factors, including the quality/attractiveness of the market opportunities, the sales prices that can be borne in those opportunities, and the product cost levels achieved during this period through the Company’s cost reduction programs.

To support these sales efforts, HydroGen will invest working capital to complete the design, component selection, and full costing of at least two full-scale PAFC plants: 1) a 5MW PAFC plant to be operated on available hydrogen gas, and 2) a multi-megawatt plant to be operated on gaseous hydrocarbon fuels such as natural gas.

Limited manufacturing of fuel cell modules in our Versailles, Pennsylvania manufacturing facility to support initial sales

HydroGen has principally completed the initial ramp up of its manufacturing facilities to achieve pilot production capacity of up to 2 MW (five 400 kW modules) per annum, and to recapture fuel cell module performance and operations generally consistent with the original Westinghouse design specifications.

HydroGen intends to produce a sufficient number of new fuel cell modules at its Versailles facility in 2008 and 2009 in order to support new design test objectives and the delivery requirements associated with the Company’s first anticipated sale to Samsung.

Next-generation PAFC product and high volume advanced manufacturing development to deliver necessary cost reductions

The present “first article” cost to produce the Company’s fuel cell modules is approximately $3,300/kW, exclusive of platinum. The Company will aggressively pursue opportunities for performance improvements and cost reductions that can be implemented immediately. These efforts will include:

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

To support the cost reductions and performance improvements that are required in the Company’s business plan and depicted in the chart above, management has planned and is initiating an integrated effort to develop the next generation of its PAFC product, and to manufacture that product at the high volumes required to support growth and profitability. This integrated project prioritizes efforts to drive down the highest sources of cost in the manufacture of the PAFC module and balance of plant, improve fuel cell stack and system performance, and significantly increase fuel cell manufacturing capacity through process improvement, automation and outsourcing. The highest priority areas for cost reduction include graphite plates, catalyst layers, non-repeating hardware, fuel cell module pressure vessel, specialty backing papers, and labor costs. The Company’s objective is to complete the key cost reduction initiatives and implement them in an advanced manufacturing facility that the Company intends to bring on line in late 2009. This facility is anticipated to have PAFC production capacity of approximately 25 MW/annum, and be capable of expansion to approximately 100 MW/annum. The Company estimates that the development, equipment procurement, and ramp up for the advanced manufacturing facility will require approximately $20 million - $25 million in capital spending, and intends to finance the facility principally through a package of loans, grants, and similar state incentives.

To support these initiatives, the Company has initiated collaborative relationships with certain industry and academic partners, and is pursuing additional collaboration opportunities and strategic partnerships with a variety of entities.  In addition, the Company has received grant funding to support these initiatives (including grants of $1,000,000 from the state of Ohio Third Frontier Fuel Cell Program to support the development of our planned advanced manufacturing facility, and approximately $230,000 from the Pennsylvania Nano Materials Commercialization Center to support our advanced electrode development work), and will continue to seek out and apply for additional developmental funding.

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

Transition to role of supplier / servicer of PAFC stacks and modules through partnerships with system integrators and distributors

The Company believes that the sale and servicing of fuel cell stacks and modules to system integrators / distributors, who have turn-key responsibility for fuel cell plant delivery and installation at the end customer site, offers a higher margin business opportunity than the delivery of turn-key fuel cell plants, and a faster path for the Company to achieve gross margin and cash flow positive operations. The Company’s overall strategy is to deploy and demonstrate multi-megawatt fuel cell plants on a turn-key basis for our earliest sales into key markets, and enter into strategic agreements with leading global system integrators / distributors with core capabilities in system engineering, plant construction, and marketing which can effectively penetrate those markets.

Agreements between HydroGen and Samsung Corporation represent the implementation of this strategy for the Asian / Middle Eastern markets. The Company anticipates selling on a turnkey basis in 2008 to early 2009 two multi-megawatt PAFC plants to Samsung. The turnkey power plants may be either hydrogen-available plants or a combination of hydrogen-available and hydrocarbon fueled power plants. The Company will also design a multi-megawatt power plant to be fueled by hydrocarbon gas, after which the Company and Samsung anticipate entering into an Exclusive Distribution and Marketing Agreement for that market segment in Asia and the Middle East. The Company anticipates that subsequent sales to Samsung will be of fuel cell stacks and modules, with Samsung having responsibility for turn-key plant delivery. To achieve this objective, HydroGen and Samsung plan to enter into a BOP Technology Transfer, Licensing, and Technical Support Agreement pursuant to which Samsung shall obtain (in exchange for a royalty fee) certain rights to deliver to Samsung’s customers, fuel cell power plants utilizing HydroGen’s plant designs and related proprietary rights and confidential information. Through this agreement, HydroGen will transition into the role of a supplier of fuel cell stacks and modules to Samsung, who will market, distribute, and deliver complete PAFC plants in their territory.

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

Although during 2009-2010 the Company will target higher-margin stack and module sales to Samsung Corporation for the majority of its product sales, it will also engage in limited additional sales of turn-key PAFC systems during this time frame. These turn-key sales will support market penetration into new markets (geographic and application), and in parallel, the consummation of agreements, similar to those in place with Samsung Corporation, with other system integrators/ distributors focused on those markets. HydroGen will focus on the following markets, among others: Domestic/North American market opportunities in chlor-alkali / sodium chlorate; coke-oven gas market applications; opportunities in states that offer significant incentives for adoption of stationary fuel cell systems. The total number of turn-key sales targeted for the period will be set annually by the Company, and will be a function of the quality/attractiveness of the market opportunities, the sales prices that can be borne in those opportunities, and the product cost levels achieved during this period through the Company’s cost reduction programs.

Critical Accounting Policies and Estimates

There have been no changes to critical accounting policies and estimates from those disclosed in our December 31, 2007 Form 10-KSB other than the implementation of SFAS 157 and SFAS 159 as described below.

SFAS No. 157, “Fair Value Measurements”. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The FASB issued FASB Staff Position (FSP) No. FAS 157-a, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, which eliminated lease accounting from the scope of this standard. SFAS 157, as issued, is effective for fiscal years beginning after November 15, 2007. The FASB issued FASB Staff Position (FSP) No. FAS 157-b, Effective Date of FASB Statement No. 157, which delays the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company adopted SFAS 157 on January 1, 2008. The impact of this new standard did not have a material impact on the financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The Company adopted SFAS 159 on January 1, 2008. The impact of this new standard did not have a material impact on the financial statements.

Financing Activities

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

As of December 31, 2007, the Company had submitted requests and had been reimbursed for the entire grant award totaling $1,250,000.

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

All disbursements from the Grant are on a reimbursement basis, after documentation has been provided evidencing that expenses were incurred in furtherance of the Grant.  The term of the Grant Agreement, including reimbursement period, concluded on April 10, 2008. The Company has requested an extension of the Grant term and is awaiting notification of acceptance from the State of Ohio. At the close of the Grant term, the Company will own all equipment valued over $5,000 purchased with Grant money.

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

Work under the Grant commenced in June of 2006. The Company submitted requests for payment under this grant totaling approximately $800,302 through March 31, 2008, $550,000 of which has been collected as of that date.

On March 27, 2008, the Company was notified that it was awarded a grant in the amount of $525,140 by the State of Ohio Third Frontier Fuel Cell Program (TFFCP) to support Improved Fuel Cell Power Plant Efficiency Using Cogeneration. The Company is in the process of establishing the terms and conditions of the Grant Agreement with TFFCP.

On May 16, 2007, the Company was notified that it was awarded a grant in the amount of $250,000 by the Pennsylvania Energy Development Authority (PEDA) to support the construction of a small scale, air-cooled phosphoric acid fuel cell test facility. The project period, as outlined within the grant agreement, is from October 5, 2006 through October 4, 2008. All reimbursements for the project must be submitted during the project period. The Company has submitted requests for payment under this grant totaling approximately $250,000, $225,000 of which has been collected through March 31, 2008.

On October 17, 2007, the Company was notified that it was awarded a grant in the amount of $500,000 by the Pennsylvania Energy Development Authority (PEDA) to support clean-up of coke oven gas for fuel cell operations. The Company is in the process of establishing the terms and conditions of the Grant Agreement with PEDA.

On October 12, 2007, the Company entered into a grant agreement (the “Grant Agreement”) with the Pennsylvania NanoMaterials Commercialization Center (PNCC) pursuant to which the PNCC will grant the Company approximately $230,000 to support the development of advanced fuel cell catalyst systems. The Company has pledged a total of $131,545 in cost share for this program. The Company will be working in cooperation with the University of Pittsburgh’s Peterson Institute of Nano Science and Engineering on this project. The Company has submitted requests for payment under this grant totaling approximately $115,000, $46,000 of which has been collected through March 31, 2008.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and March 31, 2007

Grant revenue decreased by approximately $117,000 during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to decreased grant activity and related reimbursable expenses.

Interest and other income decreased by approximately $217,000 during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to a significantly decreasing cash balance.

The following table sets forth certain of HydroGen’s operating data for the three months ended March 31, 2008 and March 31, 2007:

	March 31, 2008	March 31, 2007	Increase (Decrease)
Research & development	$3,552,000	$2,290,000	$1,262,000
Payroll and related costs	689,000	609,000	80,000
Stock based compensation	360,000	120,000	240,000
Professional fees	156,000	148,000	8,000
Travel and entertainment	64,000	96,000	(32,000)
Other	759,000	584,000	175,000
Totals	$5,580,000	$3,847,000	$1,733,000

The increase in research and development costs was due to the continuing acceleration and expansion of ramp-up activities, power plant design, and other development activities during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The number of employees hired by the Company to contribute to the research and development effort increased by approximately 50, and resulted in increased labor and fringe benefit costs of approximately $300,000. The purchase of consulting services, primarily related to the Company’s fuel cell demonstration plant, increased by approximately $600,000. Further, the purchases of non-capitalized equipment and materials consumed within the Company’s manufacturing process increased by approximately $300,000.

The increase in payroll and related costs reflect an expansion of HydroGen’s administrative staff to support the acceleration and expansion of activities. The number of employees hired by the Company to support increased activity since March 31, 2007 has been approximately 5, and has resulted in increased labor and fringe benefit costs of approximately $80,000.

The increase in stock based compensation expense during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 relates primarily to an increased level of stock options provided to employees that vest and are expensed from March 31, 2007 to March 31, 2008.

The decrease in travel and entertainment during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is primarily due to decreased international travel. This is primarily a result of the Company’s change from a CEO based in the Netherlands to a CEO who is based within the United States.

The increase in other expenses related to several factors. Depreciation expense increased by approximately $60,000 due to new manufacturing assets placed in service. Insurance expense increased by $45,000 due to increased general liability coverage. Freight expense increased by $25,000 as the Company transported equipment from its Versailles plant to its ASHTA demonstration site in order to support the demonstration activities.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended of John J. Freeh.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended of Joshua Tosteson.

31.3	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended of Scott Schecter.

32
Certification of the Chief Executive Officer, President and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDROGEN CORPORATION

By:	/s/ John J. Freeh
Chief Executive Officer
Date: May 15, 2008

By:	/s/ Joshua Tosteson
President
Date: May 15, 2008

By:	/s/ Scott Schecter
Principal Financial Officer
Date: May 15, 2008