Form 10QSB/A
period 2008-03-31
HydroGen CORP
filed 2008-05-23
CIK 1124394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

(212) 672-0380
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 22, 2008, there were 12,769,904 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

The Company is filing this Amendment Number 1 on Form 10-QSB/A (“Amendment Number 1”) to amend its quarterly report on Form 10-QSB for the quarter ended March 31, 2008 (the “Original Report”) solely to amend the Sarbanes-Oxley Act Section 302 Certifications by the principal financial officer and principal executive officers of the Company to include a statement that was inadvertently omitted. This Amendment Number 1 continues to speak as of the date of the Original Report. We have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Report.

PART II. OTHER INFORMATION

Item 6.	Exhibits

	31.1	Amended Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended of John J. Freeh.*

	31.2	Amended Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended of Joshua Tosteson.*

	31.3	Amended Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended of Scott Schecter.*

32
Certification of the Chief Executive Officer, President and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Filed herewith

** Filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDROGEN CORPORATION

By:	/s/ John J. Freeh
Chief Executive Officer
Date: May 23, 2008

By:	/s/ Joshua Tosteson
President
Date: May 23, 2008

By:	/s/ Scott Schecter
Principal Financial Officer
Date: May 23, 2008