Form 10-Q
period 2008-06-30
HydroGen CORP
filed 2008-08-19
CIK 1124394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 000-32065

HYDROGEN CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	86-0965692
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10 East 40th Street, New York, NY	10016-0301
(Address of principal executive offices)	(Zip code)

(212) 672-0380
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 18, 2008, there were 12,769,904 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets, June 30, 2008 (unaudited)
	and December 31, 2007	1

	Condensed Consolidated Statements of Operations for the three and six month
	periods ended June 30, 2008 and June 30, 2007 and for the period from
	November 11, 2001 (“Inception”) to June 30, 2008 (unaudited)	2

	Condensed Consolidated Statements of Shareholders’ Equity (Deficiency) from
	Inception through June 30, 2008	3

	Condensed Consolidated Statements of Cash Flows for the six month periods
	ended June 30, 2008 and June 30, 2007 and for the period from Inception
	through June 30, 2008 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis or Plan of Operation	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

This Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” regarding future events and future results of HydroGen Corporation (the “Company”) that are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of the management of the Company and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “plan”, “intend”, “project”, “estimate”, “approximate”, or “continue”, and other similar expressions or the negative thereof. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 under the Section entitled “Risk Factors.” Except as required by applicable law or regulation, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2008	DECEMBER 31, 2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$683,905	$8,065,758

Accounts receivable	25,000	165,628

Other current assets	871,573	1,837,657

TOTAL CURRENT ASSETS:	1,580,478	10,069,043

Property and equipment, net	4,955,207	4,799,588

Other assets	61,789	66,433

TOTAL ASSETS	$6,597,474	$14,935,064
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,288,947	$3,094,511
Capital lease obligations, current portion	125,614	102,804

TOTAL CURRENT LIABILITIES	3,414,561	3,197,315

LONG-TERM LIABILITIES:
Capital lease obligations, net of current portion	69,935	74,813

TOTAL LIABILITIES	$3,484,496	$3,272,128

Commitments

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.001, authorized 65,000,000 shares, 12,769,904 issued and outstanding at June 30, 2008 and December 31, 2007.	12,770	12,770

Additional paid-in capital	43,825,445	43,180,779

Deficit accumulated during the development stage	(40,725,237)	(31,530,613)

TOTAL SHAREHOLDERS’ EQUITY	3,112,978	11,662,936

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,597,474	$14,935,064

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,		NOVEMBER 11, 2001 (INCEPTION) THROUGH
	2008	2007	2008	2007	June 30, 2008
Grant Revenue	$57,700	$380,619	$377,042	$816,684	$2,569,661

Research and development expenses	2,599,000	2,929,000	6,151,349	5,219,489	21,165,509

Costs and expenses (including stock-based compensation expense of $285,029 and $155,679, for the three month periods ended June 30, 2008 and June 30, 2007, and $644,666 and $275,732 for the six month periods ended June 30, 2008 and June 30, 2007.)	1,854,926	1,774,251	3,882,095	3,330,495	22,824,439

LOSS FROM OPERATIONS	(4,396,226)	(4,322,632)	(9,656,402)	(7,733,300)	(41,420,287)

Interest and other income	430,451	234,055	481,904	503,048	2,537,254

Interest and other financing charges	(12,302)	(5,434)	(20,126)	(9,326)	(818,393)

Charge for repricing conversion price of convertible debt	-	-	-	-	(875,000)

NET LOSS	$(3,978,077)	$(4,094,011)	$(9,194,624)	$(7,239,578)	$(40,576,426)

Weighted average common shares outstanding (basic and diluted)	12,769,904	12,769,904	12,769,904	12,769,904

Net loss per share (basic and diluted)	$(0.31)	$(0.32)	$(0.72)	$(0.57)

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
(unaudited)

	Common Stock		Series B Preferred Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance, November 11, 2001 (Inception)	-	-	-	-	-	-	-
Capital contributed on November 11, 2001	-	-	377,704	$378	$476	$-	$854
Net loss	-	-	-	-	-	(5,564)	(5,564)
Balance, December 31, 2001	-	$-	377,704	$378	$476	$(5,564)	$(4,710)
Net loss	-	-	-	-	-	(104,354)	(104,354)
Balance, December 31, 2002	-	$-	377,704	$378	$476	$(109,918)	$(109,064)
Net loss	-	-	-	-	-	(163,128)	(163,128)
Balance, December 31, 2003	-	$-	377,704	$378	$476	$(273,046)	$(272,192)
Equity issued for compensation in January and June, at $22.81 per preferred share	-	-	28,012	28	638,802	-	638,830
Issuance of equity in connection with issuance of convertible notes from November 24 - December 20, at $16.36 per preferred share	-	-	27,850	28	455,480	-	455,508
Net loss	-	-	-	-	-	(1,734,654)	(1,734,654)
Balance, December 31, 2004	-	$-	433,566	$434	$1,094,758	$(2,007,700)	$(912,508)
Vesting of equity issued for compensation in January and June, 2004 at $22.81 per preferred share	-	-	21,731	22	513,319	-	513,341
Equity issued on March 8 to existing shareholders electing antidilution protection, at $23.18 per preferred share	-	-	4,862	5	112,674	-	112,679
Issuance of equity in connection with issuance of convertible notes from January 4 - February 23, at $16.82 per preferred share	-	-	6,147	6	103,397	-	103,403
Conversion of convertible notes on July 7, 2005	-	-	60,446	60	1,999,940	-	2,000,000
Repricing of convertible notes	-	-	-	-	875,000	-	875,000
Forgiveness of debt by significant shareholder on July 7, 2005	-	-	-	-	150,000	-	150,000
Chiste shareholders’ interest on July 7, 2005, post-reverse merger	375,865	376	-	-	(376)	-	-
Sale of equity securities on July 7, 2005 at $31.70 per preferred share	-	-	427,072	427	12,394,137	-	12,394,564
Conversion of preferred securities into common stock on August 29, 2005, valued at $4.46 per common share	7,071,735	7,072	(953,824)	(954)	(6,118)	-	-
Dividend - round up of odd-lot shareholders on August 29, September 14 and November 1, valued at $4.53 per share	32,865	33	-	-	148,778	(148,811)	-
Sale of common shares on September 29, 2005 for $4.46 per share	134,439	134	-	-	584,746	-	584,880
Net loss	-	-	-	-	-	(5,741,197)	(5,741,197)
Balance, December 31, 2005	7,614,904	$7,615	-	$-	$17,970,255	$(7,897,708)	$10,080,162
Sale of common shares on May 2, 2006 for $5.00 per share	5,155,000	5,155	-	-	24,064,229	-	24,069,384
Net loss	-	-	-	-	-	(7,423,300)	(7,423,300)
Stock based compensation	-	-	-	-	561,331	-	561,331
Balance, December 31, 2006	12,769,904	$12,770	-	$-	$42,595,815	$(15,321,008)	$27,287,577
Net loss	-	-	-	-	-	(16,209,605)	(16,209,605)
Stock based compensation	-	-	-	-	584,964	-	584,964
Balance, December 31, 2007	12,769,904	$12,770	-	$-	$43,180,779	$(31,530,613)	$11,662,936
Net loss	-	-	-	-	-	(9,194,624)	(9,194,624)
Stock based compensation	-	-	-	-	644,666	-	644,666
Balance, June 30, 2008	12,769,904	$12,770	-	$-	$43,825,445	$(40,725,237)	$3,112,978

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,		NOVEMBER 11, 2001 (INCEPTION) THROUGH JUNE 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,194,624)	$(7,239,578)	$(40,576,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	396,153	293,340	1,267,295
Amortization of discount on convertible notes	-	-	558,911
Stock-based compensation	644,666	275,732	3,055,811
Financing cost recognized upon change in terms of convertible debt	-	-	875,000
Loss on disposal of property and equipment	-	-	35,416
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	140,628	(118,211)	(25,000)
Decrease (Increase) in other current assets	966,084	(446,088)	(871,573)
Decrease (Increase) in other assets	4,644	(9,416)	(61,789)
Increase in accounts payable and accrued expenses	194,436	263,805	3,288,947
NET CASH USED IN OPERATING ACTIVITIES	$(6,848,013)	$(6,980,416)	$(32,453,408)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of short-term investments	-	(6,007,442)	(37,195,809)
Maturity of short-term investments	-	5,725,000	37,195,809
Purchase of property and equipment	(441,897)	(978,768)	(5,847,229)
NET CASH USED IN INVESTING ACTIVITIES	$(441,897)	$(1,261,210)	$(5,847,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash, net of expenses, including the exchange of member’s units and preferred stock	-	-	37,049,682
Proceeds from notes payable, related parties	-	-	150,000
Principal payments on capital lease obligations	(91,943)	(39,350)	(215,140)
Proceeds from issuance of convertible notes payable including amount allocated to equity component	-	-	2,000,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(91,943)	$(39,350)	$38,984,542

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,381,853)	(8,280,976)	683,905

CASH AND CASH EQUIVALENTS, beginning of period	8,065,758	14,170,530	-
CASH AND CASH EQUIVALENTS, end of period	$683,905	$5,889,554	$683,905

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$20,126	$9,103	$175,198

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease	$109,875	$72,644	$410,689
Preferred stock issued upon conversion of convertible notes	$-	$-	$2,000,000
Reduction in note payable to related party	$-	$-	$150,000
Issuance of equity in connection with issuance of convertible notes	$-	$-	$103,403
Dividend - roundup of odd-lot shareholders	$-	$-	$148,811

See accompanying notes to the condensed financial statements

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

Revenue Recognition

Grant revenue is recognized as the Company incurs reimbursable costs or achieves designated milestones as set forth under its contracts. All of the Company’s revenue for the three and six months ended June 30, 2008 and June 30, 2007 is from grant agreements with government agencies of the State of Ohio or the Commonwealth of Pennsylvania.

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
June 30, 2008
(Unaudited)

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Research and Development Expenses

Research and development expenditures are charged to operations as incurred.

Loss Per Share

Loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Shares to be issued upon the exercise of options and warrants aggregating 3,780,231 and 1,097,985, respectively, as of June 30, 2008 and June 30, 2007, respectively are not included in the computation of loss per share as their effect is antidilutive.

Impact of Recently Issued Accounting Standards

SFAS No. 157, “Fair Value Measurements”. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The FASB issued FASB Staff Position (FSP) No. FAS 157-a, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, which eliminated lease accounting from the scope of this standard. SFAS 157, as issued, is effective for fiscal years beginning after November 15, 2007. The FASB issued FASB Staff Position (FSP) No. FAS 157-b, Effective Date of FASB Statement No. 157, which delays the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company adopted SFAS 157 on January 1, 2008. The impact of this new standard did not have a material impact on its financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The Company adopted SFAS 159 on January 1, 2008. The impact of this new standard did not have a material impact on its financial statements.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. In March 2008, The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company is evaluating the impact of this new standard but currently does not anticipate a material impact on its financial statements as a result of the implementation of SFAS 161.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on the preparation of its financial statements.

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

Income Taxes

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertain Tax Positions - an Interpretation of FASB No. 109.” The Company has determined that it does not have any uncertain tax positions as of June 30, 2008 and 2007. The Company will record interest and penalties associated with unrecognized tax benefits as income tax expense/benefit.

NOTE 3 -	LIQUIDITY AND FUTURE OPERATIONS

The Company’s consolidated financial statements for the quarter ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has sustained losses and has not achieved profitability for any fiscal quarter or year. In addition, the Company incurred a net loss of $4.0 million and $9.2 million for the three month and six month periods ended June 30, 2008, respectively, and has an accumulated deficit as of June 30, 2008 of $40.7 million. The Company also anticipates that it will incur losses in the future, due to the investment in research and development and product and technology testing, validation and commercialization of the Company’s technologies.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

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

On May 28, 2008, the Company implemented a reduction-in-force resulting in the termination of 61 full-time employees, as well as part-time staff and independent contractors in order to conserve cash for operations. The Company is currently seeking short-term financing. If the Company is successful in obtaining short-term financing, the Company plans to seek long-term financing that may include (1) obtaining private equity funding, (2) obtaining debt financing or, (3) the sale of 50% or more of the Company. Neither short-term nor long-term financing may be available to the Company on terms that are acceptable to it, if at all, and any new financing may be dilutive to its shareholders.

As of August 11, 2008, the Company had approximately $347,000 of cash on-hand and no significant accounts receivable. If the Company is unable to raise sufficient capital, liquidity problems will cause the Company to discontinue operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These factors raise substantial doubt as to the Company’s ability to continue operations as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 -	SHARE-BASED COMPENSATION

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

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 4 -	SHARE-BASED COMPENSATION - Continued

Subject to the provisions of the Plans, awards may be granted to employees, officers, directors, advisors, and consultants who are deemed to have rendered or are able to render significant services to the Company or its subsidiaries, and who are deemed to have contributed or to have the potential to contribute to the Company’s success. Incentive stock options may only be awarded to individuals who are employees at the time of the grant. The amount of shares that may be issued or reserved for awards to participants under the 2005 Plan and the 2007 Plan, which was approved by shareholders at the Company’s Annual Meeting on June 22, 2007, and the amount of options issued and outstanding to purchase shares as of June 30, 2008 are listed in the table below.

	Authorized for Issuance	Issued and Outstanding
2005 Plan	1,100,000	955,517
2007 Plan	1,300,000	1,064,744
Total:	2,400,000	2,020,261

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. The adoption of SFAS 123 (R) resulted in share-based compensation expense of $285,029 and $155,679 for the 3 months ended June 30, 2008 and 2007, respectively, and $644,666 and $275,732 for the six months ended June 30, 2008 and June 30, 2007, respectively. These expenses increased basic and diluted loss per share by $0.02 and $0.01 for the three months ended June 30, 2008 and June 30, 2007, respectively, and by $0.05 and $0.02 for the six months ended June 30, 2008 and June 30, 2007, respectively.

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

2)
July 8, 2005 - September 30, 2007: Expected volatility was based on an arithmetic average of the volatility of 5 publicly-traded companies that operate in the Company’s industry or sell into similar markets. To calculate the estimated life for grants of “plain vanilla” stock options, the Company used a formula proscribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

3)
October 1, 2007 and thereafter: Using the trading history of the Company’s common stock beginning with July 1, 2006. Management believes that this time period adequately captures a representative history and will continue to use July 1, 2006 as the beginning date of the measurement period until the Company fully develops a five year trading history from that date.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 4 - SHARE-BASED COMPENSATION - Continued

Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

The following table summarizes the assumptions used for options granted during the three and six months ended June 30, 2008 and June 30, 2007.

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Expected life (in years)	6.0	2.5 - 3.5	6.0	2.5 - 3.5
Risk-free interest rate	3.34%	4.68%	2.46%-3.34%	4.68%
Volatility	118%	66%	74%-118%	66%
Dividend yield	--	--	--	--

As of June 30, 2008, there was $1,911,790 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a remaining weighted average life of 8.74 years. The amount of compensation to be recorded in the future could be materially impacted due to the Company’s reduction in force in May 2008 and the forfeiture of unvested stock options.

There were 57,000 and 53,500 shares of stock options granted during the six month periods ended June 30, 2008 and June 30, 2007, respectively with a weighted average grant-date fair value of $1.28 and $4.55, respectively.

NOTE 5 - STATE GRANTS

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
June 30, 2008
(Unaudited)

NOTE 5 - STATE GRANTS - Continued

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

State of Ohio Third Frontier Fuel Cell Program

On March 7, 2006, the Company was notified that it would be awarded $1,000,000 (the “Grant”) by the State of Ohio Third Frontier Fuel Cell Program (TFFCP) to support the Company’s advanced manufacturing development program.  On June 8, 2006, the Company entered into a Grant Agreement with the State of Ohio pursuant to which the Grant funds are to be awarded. Under the terms of the Grant Agreement, the Company may recoup from the State the full $1,000,000 as Grant activities take place, and as the costs are incurred and reported. The Company has pledged a total of $555,000 in cost share for the program. The Company will use the funds to dedicate appropriate personnel, consultants, and infrastructure to optimize decisions and resource allocations for its planned advanced manufacturing and assembly facility to be located in Ohio. The proposed facility will be where the Company will mass produce its standard 400 kilowatt (kW) air-cooled PAFC modules, which will serve as the building block of its core product, a 2-2.5 megawatt (MW) power island.  Initial production capacity will be 25 MW per year of the Company’s 400 kW modules, and is expected to be subsequently expanded to 100 MW per year capacity.

All disbursements from the Grant are on a reimbursement basis, after documentation has been provided evidencing that expenses were incurred in furtherance of the Grant.  The term of the Grant Agreement, including reimbursement period, has been extended to and including October 15, 2008.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 5 - STATE GRANTS - Continued

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

Work under the Grant commenced in June of 2006. The Company submitted requests for payment under this grant totaling approximately $800,302 through June 30, 2008, all of which has been collected as of that date.

On March 27, 2008, the Company was notified that it was awarded a grant in the amount of $525,140 by TFFCP to support Improved Fuel Cell Power Plant Efficiency Using Cogeneration. The Company is in the process of establishing the terms and conditions of the Grant Agreement with TFFCP.

Pennsylvania Energy Development Authority Grant - Fuel Cell Test Facility

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

The Company has submitted requests for payment under this grant totaling approximately $250,000, of which $225,000 has been collected through June 30, 2008.

Pennsylvania Energy Development Authority Grant - Clean-Up of Coke Oven Gas

On October 17, 2007, the Company was notified that it was awarded a grant in the amount of $500,000 by PEDA to support clean-up of coke oven gas for fuel cell operations. The Company is in the process of establishing the terms and conditions of the Grant Agreement with PEDA.

HYDROGEN CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 5 - STATE GRANTS - Continued

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

The Company has submitted requests for payment under this grant totaling approximately $173,000, of which all has been collected through June 30, 2008.

NOTE 6 - SUBSEQUENT EVENTS

On August 8, 2008, the Company received approximately $348,000 from the sale of approximately 232 ounces, net, of platinum metal. The Company is using the proceeds of the platinum sale for general corporate purposes.

Item 2.	Management's Discussion and Analysis

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our financial statements and related footnotes. This discussion and analysis contains forward-looking statements relating to future events and our future financial performance. These statements involve known and unknown risks, uncertainties and other factors, including those set forth in the Annual Report on Form 10-KSB for the period ended December 31, 2007, which may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

General

Financial Condition of the Company

As of August 11, 2008, we had approximately $347,000 of cash and cash equivalents and no significant accounts receivable. At June 30, 2008, we had approximately $684,000 of cash and cash equivalents as compared to $8.1 million of cash and cash equivalents at December 31, 2007.   This reduction in cash and cash equivalents is primarily due to the approximately $6.8 million of net cash used in operating activities which was used to fund the Company’s net loss of approximately $9.2 million for the same six months ended June 30, 2008.

If we are unable to raise sufficient capital, liquidity problems will cause us to discontinue operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These factors raise substantial doubt as to our ability to continue operations as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We are in late-stage negotiations with several parties to obtain short-term financing to allow us to (1) complete an equity transaction or sale of the Company that will provide sufficient long-term financing to execute our business plan and (2) continue our test and commercial demonstration activities at ASHTA Chemicals, Inc. to support such transaction or sale. There is no assurance that we will be able to successfully complete this financing or that we will be able to do so on favorable terms. If we are unable to obtain timely this financing, we will be forced to discontinue operations and liquidate the assets of the Company. Should we be able to secure short-term financing, there is no assurance that we will successfully complete an equity transaction or sale of the Company that will provide sufficient long-term financing that will enable us to execute our plan of operation, complete the commercialization of our technology or achieve cash flow positive operations.

Overview

We have been unable thus far this year to raise the additional funds required to execute our plan of operation as previously described in our Quarterly Report on Form 10-QSB for the period ended March 31, 2008, and have therefore been forced to reduce our workforce by approximately 64% and curtail operations. As a result, we will not be able to execute our plan of operation as previously described.

HydroGen’s plan of operation still calls for us to design, manufacture and sell multi-megawatt turn-key power plants, based on a series of standardized product designs incorporating HydroGen’s 400 kilowatt (“kW”) fuel cell modules, and to sell fuel cell stacks and modules to other system integrators and turn-key project developers. Additionally, HydroGen intends to generate recurring revenues from the sale of fuel cell stack and module operations and maintenance (“O&M”) services.

The principal objective of our plan of operation remains to achieve levels of market penetration and product cost that will enable the Company to sell profitably phosphoric acid fuel cell (“PAFC”) stacks and modules, complete PAFC power plants, and related O&M services. The Company believes that it can ultimately reduce the cost of its 400kW fuel cell modules to a level that is comparable to the installed cost of conventional power generation in the 2 to 30 megawatt (“MW”) size class, with a product that is considerably higher in electrical efficiency than incumbent technologies. Our targeted costs also compare favorably to those of competitors in the stationary fuel cell arena.

HydroGen is in the development stage and is expected to remain so until it completes its cost reduction and advanced manufacturing development programs as described below.

Plan of Operation

Our “first article” product costs for fuel cell stacks and modules are approximately $3,300/kW, and “first article” costs for a complete, installed PAFC power plant are approximately $6,000/kW (both exclusive of the cost of platinum, of which HydroGen retains ownership and recovers the majority at the end of the fuel cell’s useful life). Management’s objective is to bring fuel cell stack and module costs to a level of approximately $1,500/kW or less, which management believes is a cost level necessary to achieve positive cash flow. The Company believes that its complete PAFC systems can be sold to end users for price levels ranging from approximately $2,000 to $5,000/kW installed, depending on project-specific conditions, and that PAFC stacks and modules can be provided to system integrators for a price of approximately $1,250 to $3,000/kW.

Because of the Company’s inability to obtain the financing needed to support the planned near-term multi-megawatt sales milestones described in our Quarterly Report on Form 10-QSB for the period ended March 31, 2008, a less capital intensive path has been developed. The Company remains committed to executing timely its programs to improve product design, performance, manufacturability, and cost to levels required for full commercialization. However, the Company now intends to limit market penetration activities in the near term in order to avoid the significant capital outlays required to subsidize sales at price points that are lower than our current cost to produce. Our preliminary revised plan now targets one multi-module power plant (intended to be of two-400kW modules) in 2009 as an interim stepping stone leading to our first multi-megawatt sales in 2010.

Assuming the Company obtains long-term financing to continue operations, management intends to execute the following plan of operation in order to achieve the necessary cost reductions and manufacturing capacities to support the Company’s transition to profitable operation, while minimizing overall capital needs. The key elements of HydroGen’s plan of operation include:

 1.  Demonstration and validation of HydroGen’s PAFC technology at one or more prototypical field sites;

 2.  Initial “turnkey” sales of complete PAFC power plants to support initial market penetration, strategic partner training/positioning, and field operational learning;

 3.  Limited manufacturing of fuel cell modules in our Versailles, PA manufacturing facility to support initial sales;

 4.  Next-generation PAFC product and high volume advanced manufacturing development to deliver necessary cost reductions; and

5.  Transition to role of supplier / servicer of PAFC stacks and modules through partnerships with system integrators and distributors; execution of additional strategic agreements with system integrators and distributors.

As discussed above, the Company will need to raise additional funds by the end of the year to be in a position to begin to execute our plan of operation, and to prevent a permanent cessation of operations.

Demonstration and Validation of HydroGen’s PAFC Technology at Customer Field Sites

The principal purposes of HydroGen’s demonstration activities are to obtain successful performance validation and performance history for the core 400 kW module and, in certain markets, demonstrate the Company’s ability to process hydrogen-rich waste gas streams to specifications required for fuel cell operation. With successful performance validation, we anticipate that the Company will be able to obtain initial commercial orders for full-scale PAFC power plants consistent with HydroGen’s sales objectives as described below.  And, as we establish performance history, we believe that full market penetration will be achieved.

On October 17, 2006, HydroGen announced that it had signed an agreement with ASHTA Chemicals to install and operate a 400kW fuel cell demonstration power plant at ASHTA Chemical’s chlor-alkali manufacturing plant in Ashtabula, Ohio.  This effort has been partially funded by a $1,250,000 award that the Company received from the State of Ohio Department of Development. The Company completed construction and check-out of the demonstration power plant in 2007, in preparation for delivery of the Company’s first newly-produced 400kW PAFC module. The Company delivered the PAFC module on February 22, 2008 and on April 28, 2008 successfully started up the power plant. The Company successfully demonstrated full power operation of the fuel cell power plant in May 2008, and the plant was observed by potential partners and customers during the second quarter of 2008. Based on the achievement of full power operation in May 2008, we have validated our ability to manufacture fuel cells consistent with our performance expectations.

Subsequently, the plant was operated outside of certain pressure and temperature specifications which are necessary to ensure proper electrolyte management. This required that we suspend plant operations and implement improvements in operating procedures and overhaul the fuel cell module. During the shutdown, management also took the opportunity to upgrade the fuel cell stacks with second generation electrodes that are expected to provide improved lifetime performance, and which are necessary to establish performance history. We also have made additional balance of plant improvements that had been identified and developed during the initial plant testing. The plant is currently engaged in startup preparations.

Our agreement with ASHTA Chemicals requires that we decommission the demonstration facility by January 5, 2009. We are currently negotiating with ASHTA Chemicals for an extension of the agreement. If we are unable to obtain such an extension, our ability to obtain additional performance history for our 400 kW module may be significantly impaired, in which case the Company plans to seek a similar arrangement with another facility or to sell a two module plant that would provide improved demonstration capabilities.

On March 27, 2008 the Company announced that it had received a grant of $525,140 for Improved Fuel Cell Power Plant Efficiency Using Cogeneration. The funds were awarded through the TFFCP in the category of Market Readiness Demonstration Projects. The Company intends to use funds from this award at our demonstration facility to demonstrate increased system electrical efficiency through the addition of an organic rankine cycle heat recovery unit that will provide additional electric power generation.

In the Fall of 2006, HydroGen also initiated a project to design and build a pilot scale system to clean coke oven gas to meet the input feed requirements of the HydroGen PAFC system. The overall goal of this project is to support market penetration efforts into the coke oven gas market for HydroGen’s PAFC systems. The principal project objective is to build and demonstrate a complete prototype coke oven gas cleanup system that will perform acceptably in a commercial scale plant The project is being undertaken at the United States Steel Clairton Works coke oven facility, the largest such facility in the United States, located near the Company’s manufacturing plant in Versailles, Pennsylvania. The Company has designed and, in concert with United States Steel, has completed construction of the pilot scale gas treatment facility. The plant has been started up and all pre-commissioning checkouts satisfactorily completed, and by April 18, 2008 the plant had been optimized to produce hydrogen of sufficient purity to meet the gas composition requirements for operation of a HydroGen fuel cell power plant. The plant has also completed a 5-week reliability run that has demonstrated system robustness under commercial operating conditions. The data generated by the test plant will directly support power plant design and sales efforts into the coke oven gas market segment.

On October 17, 2007, the Company was notified that it was awarded a grant in the amount of $500,000 by PEDA to support a commercial-scale system to clean up coke oven gas for fuel cell operations. The Company is in the process of establishing the terms and conditions of the Grant Agreement with PEDA, which would provide funding sufficient to cover most of the costs of a commercial scale gas treatment system to support a multi-module fuel cell power plant at a coke oven works.

 Initial “turnkey” sales of complete PAFC power plants to support initial market penetration, strategic partner training/positioning, and field operational learning

The Company’s plan of operation had previously called for us to execute sales contracts for initial sales of approximately 10MW of turnkey projects in 2008 through early 2009. However, due to our inability to obtain timely sufficient financing to support this plan, which required selling PAFC plants for a price lower than our production costs, the Company now anticipates a more limited market penetration effort for the near-term, focused on one initial two-400 kW module plant sale in 2009, followed by multi-megawatt sales in early 2010, which will be timed to incorporate the Company’s next-generation low cost product design. It is likely that the anticipated two-module power plant will be a United States-based sale, and that the following multi-megawatt planned sales will be pursuant to strategic agreements between HydroGen and Samsung Corporation.

In general, HydroGen intends to sell additional turn-key power plants in North America and elsewhere in order to gain penetration into targeted markets. HydroGen has been developing a pipeline of projects with several large generators of by-product hydrogen and other potential customers who have expressed interest in acquiring fuel cell power plants. HydroGen’s decision to sell to these potential customers will be dependent on a number of factors, including the quality/attractiveness of the market opportunities, the sales prices that can be borne in those opportunities, and the product cost levels achieved during this period through the Company’s cost reduction programs.

Limited manufacturing of fuel cell modules in our Versailles, Pennsylvania manufacturing facility to support initial sales

Prior to staff reductions undertaken in May 2008, HydroGen had principally completed the initial ramp up of its manufacturing facilities to achieve pilot production capacity of up to 2 MW (five 400 kW modules) per annum on single shift basis, and to recapture fuel cell module performance and operations generally consistent with the original Westinghouse design specifications.

Assuming the Company is successful in obtaining long-term financing, HydroGen intends to re-establish production at its Versailles facility and produce a sufficient number of new fuel cell modules at its Versailles facility in 2008 and 2009 in order to support new design test objectives and the delivery requirements associated with the Company’s first anticipated sales.

Next-generation PAFC product and high volume advanced manufacturing development to deliver necessary cost reductions

The present “first article” cost to produce the Company’s fuel cell modules is approximately $3,300/kW, exclusive of platinum. The Company will aggressively pursue opportunities for performance improvements and cost reductions that can be implemented immediately.

To support the longer term cost reductions and performance improvements that are required in the Company’s plan of operations, management plans to implement an integrated effort to develop the next generation of its PAFC product, and to manufacture that product at the high volumes required to support growth and profitability. This effort has objectives of reducing the highest sources of cost in the manufacture of the PAFC module and balance of plant, executing improvements to fuel cell stack and system performance, and implementing significant increases in fuel cell manufacturing capacity through process improvement, automation and outsourcing.

The highest priority areas for cost reduction include graphite plates, catalyst layers, non-repeating hardware, fuel cell module pressure vessel, specialty backing papers, and labor costs. The Company’s objective is to complete the key cost reduction initiatives and implement them in an advanced manufacturing and assembly facility that will automate the assembly of our fuel cell stacks, with components that are both outsourced and manufactured in-house. The Company intends to bring its advanced manufacturing and assembly facility on line in 2011. This facility is anticipated to have designed PAFC production capacity of approximately 25 MW/annum, and be capable of expansion to approximately 100 MW/annum. Actual capacity will by tied directly to sales. Depending on the level of manufacturing versus outsource and assembly of components, the Company estimates that the development, equipment procurement, and ramp up for the advanced manufacturing and assembly facility will require up to $20   million to $25 million   in capital spending to achieve full 100MW/annum design capacity. The Company intends to finance the facility principally through a package of state or local sponsored loans, grants, and similar incentives.

To support these initiatives, the Company has initiated collaborative relationships with certain industry and academic partners, and is pursuing additional collaboration opportunities and strategic partnerships with a variety of entities.  In addition, the Company has received grant funding to support these initiatives (including grants of $1,000,000 from the state of Ohio Third Frontier Fuel Cell Program (TFFCP) to support the development of our planned advanced manufacturing and assembly facility, and approximately $230,000 from the Pennsylvania Nano Materials Commercialization Center to support our advanced electrode development work), and will continue to seek out and apply for additional developmental funding. One of our partners in graphite plate development, GrafTech International, Ltd, also received a grant award of $973,154 from the TFFCP to support development of improved bipolar plates for PAFC systems using natural graphite technology. The Company believes that it will be able to continue work under its grants once it obtains short-term financing.

HydroGen has completed construction of an initial series of test facilities at its Versailles, Pennsylvania manufacturing facilities, and should it obtain long-term financing, plans to expand its testing capabilities, to support the testing and validation requirements associated with these cost reduction and process development initiatives.

Transition to role of supplier / servicer of PAFC stacks and modules through partnerships with system integrators and distributors

The Company believes that the sale and servicing of fuel cell stacks and modules to system integrators / distributors, who have turn-key responsibility for fuel cell plant delivery and installation at the end customer site, offers a higher margin business opportunity than the construction and delivery of complete turn-key fuel cell plants, and a faster path for the Company to achieve gross margin and cash flow positive operations. The Company’s overall strategy is to deploy and demonstrate multi-megawatt fuel cell plants on a turn-key basis for our earliest sales into key markets, and enter into strategic agreements with leading global system integrators / distributors with core capabilities in system engineering, plant construction, and marketing which can effectively penetrate those markets.

Agreements between HydroGen and Samsung Corporation represent the implementation of this strategy for the Asian and Middle Eastern markets. The Company anticipates selling on a turnkey basis its first two multi-megawatt PAFC plants to Samsung. The turnkey power plants may be either hydrogen-available plants or a combination of hydrogen-available and hydrocarbon fueled power plants. The Company will also design a multi-megawatt power plant to be fueled by hydrocarbon gas, after which the Company and Samsung anticipate entering into an Exclusive Distribution and Marketing Agreement for that market segment in Asia and the Middle East. The Company anticipates that subsequent sales to Samsung will be of fuel cell stacks and modules, with Samsung having responsibility for turn-key plant delivery. To achieve this objective, HydroGen and Samsung plan to enter into a BOP Technology Transfer, Licensing, and Technical Support Agreement pursuant to which Samsung shall obtain (in exchange for a royalty fee) certain rights to deliver to Samsung’s customers, fuel cell power plants utilizing HydroGen’s plant designs and related proprietary rights and confidential information. Through this agreement, HydroGen will transition into the role of a supplier of fuel cell stacks and modules to Samsung, who will market, distribute, and deliver complete PAFC plants in their territory.

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

Although the Company will target higher-margin stack and module sales to Samsung Corporation and others for the majority of its product sales, it will also engage in limited additional sales of turn-key PAFC systems. These turn-key sales will support market penetration into new markets (geographic and application), and in parallel, the consummation of agreements, similar to those in place with Samsung Corporation, with other system integrators/ distributors focused on those markets. HydroGen will focus on the following markets, among others: Domestic/North American market opportunities in chlor-alkali / sodium chlorate; coke-oven gas market applications; opportunities in states that offer significant incentives for adoption of stationary fuel cell systems. The total number of turn-key sales targeted for the period will be set annually by the Company, and will be a function of the quality/attractiveness of the market opportunities, the sales prices that can be borne in those opportunities, and the product cost levels achieved during this period through the Company’s cost reduction programs.

Nasdaq Deficiency Notice

On July 9, 2008, we received a Nasdaq Staff Deficiency Letter indicating that the Company has failed to comply with the minimum bid price requirement for continued listing on the The Nasdaq Stock Market set forth in Marketplace Rule 4310(c)(4) for thirty (30) consecutive trading days. The deficiency letter further stated that we have until January 6, 2009 to regain compliance. If we do not demonstrate compliance with the rule by January 6, 2009, the staff of NASDAQ will determine whether we meet the Nasdaq Capital Market initial listing criteria, except for the bid price requirement.  If the staff determines that we meet the initial listing criteria, we will be granted an additional 180 calendar day compliance period. Otherwise, the staff will provide written notification that our securities will be delisted from the Nasdaq Capital Market.  In that case, prior to any delisting, we may appeal to a Listing Qualifications Panel. Should our securities be delisted from the Nasdaq Captial Market our ability to secure financing in the capital markets would be further weakened and our stock would be more difficult to trade, reducing its trading volume and further depressing our stock price.

Critical Accounting Policies and Estimates

There have been no changes to critical accounting policies and estimates from those disclosed in our December 31, 2007 consolidated financial statements filed on Form 10-KSB other than the implementation of SFAS 157 and SFAS 159 as described below.

SFAS No. 157, “Fair Value Measurements”. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The FASB issued FASB Staff Position (FSP) No. FAS 157-a, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, which eliminated lease accounting from the scope of this standard. SFAS 157, as issued, is effective for fiscal years beginning after November 15, 2007. The FASB issued FASB Staff Position (FSP) No. FAS 157-b, Effective Date of FASB Statement No. 157, which delays the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. We adopted SFAS 157 on January 1, 2008. The impact of this new standard did not have a material impact on our financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. We adopted SFAS 159 on January 1, 2008. The impact of this new standard did not have a material impact on our financial statements.

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

On March 7, 2006, the Company was notified that it would be awarded $1,000,000 (the “Grant”) by the State of Ohio Third Frontier Fuel Cell Program (TFFCP) to support the Company’s advanced manufacturing development program.  On June 8, 2006, the Company entered into a Grant Agreement with the State of Ohio pursuant to which the Grant funds are to be awarded. Under the terms of the Grant Agreement, the Company may recoup from the State the full $1,000,000 as Grant activities take place, and as the costs are incurred and reported. The Company has pledged a total of $555,000 in cost share for the program. The Company will use the funds to dedicate appropriate personnel, consultants, and infrastructure to optimize decisions and resource allocations for its planned advanced manufacturing and assembly facility to be located in Ohio. The proposed facility will be where the Company will mass produce its standard 400 kilowatt (kW) air-cooled PAFC modules, which will serve as the building block of its core product, a 2-2.5 megawatt (MW) power island.  Initial production capacity will be 25 MW per year of the Company’s 400 kW modules, and is expected to be subsequently expanded to 100 MW per year capacity.

All disbursements from the Grant are on a reimbursement basis, after documentation has been provided evidencing that expenses were incurred in furtherance of the Grant.  The term of the Grant Agreement, including reimbursement period, has been extended to and including October 15, 2008. At the close of the Grant term, the Company will own all equipment valued over $5,000 purchased with Grant money.

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

Work under the Grant commenced in June of 2006. The Company submitted requests for payment under this grant totaling approximately $800,302 through June 30, 2008, all of which has been collected as of that date.

On March 27, 2008, the Company was notified that it was awarded a grant in the amount of $525,140 by the State of Ohio Third Frontier Fuel Cell Program (TFFCP) to support Improved Fuel Cell Power Plant Efficiency Using Cogeneration. The Company is in the process of establishing the terms and conditions of the Grant Agreement with TFFCP.

On May 16, 2007, the Company was notified that it was awarded a grant in the amount of $250,000 by the Pennsylvania Energy Development Authority (PEDA) to support the construction of a small scale, air-cooled phosphoric acid fuel cell test facility. The project period, as outlined within the grant agreement, is from October 5, 2006 through October 4, 2008. All reimbursements for the project must be submitted during the project period. The Company has submitted requests for payment under this grant totaling approximately $250,000, $225,000 of which has been collected through June 30, 2008.

On October 17, 2007, the Company was notified that it was awarded a grant in the amount of $500,000 by the Pennsylvania Energy Development Authority (PEDA) to support clean-up of coke oven gas for fuel cell operations. The Company is in the process of establishing the terms and conditions of the Grant Agreement with PEDA.

On October 12, 2007, the Company entered into a grant agreement (the “Grant Agreement”) with the Pennsylvania NanoMaterials Commercialization Center (PNCC) pursuant to which the PNCC will grant the Company approximately $230,000 to support the development of advanced fuel cell catalyst systems. The Company has pledged a total of $131,545 in cost share for this program. The Company will be working in cooperation with the University of Pittsburgh’s Peterson Institute of Nano Science and Engineering on this project. The Company has submitted requests for payment under this grant totaling approximately $173,000, all of which has been collected through June 30, 2008.

Results of Operations

Comparison of the Three Months Ended June30, 2008 and 2007

Grant revenue decreased by approximately $323,000 during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to a decrease in the amount of funds remaining for reimbursement under our grants and an associated decrease in related reimbursable expense.

Interest and other income increased by approximately $196,000 during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to the recovery and sale of platinum from a discarded test module in June 2008 that resulted in miscellaneous income in the amount $430,000 compared to $234,000 in the three months ended June 30, 2007.

The following table sets forth certain of HydroGen’s operating data for the three months ended June 30, 2008 and June 30, 2007:

	June 30, 2008	June 30, 2007	Increase (Decrease)
Research & development	$2,599,000	$2,929,000	$(330,000)
Payroll and related costs	650,000	674,000	(24,000)
Stock based compensation	285,000	156,000	129,000
Other	920,000	945,000	(25,000)
Totals	$4,454,000	$4,704,000	$(250,000)

The decrease in research and development costs relates to a general curtailment of the Company’s operations during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to the Company’s inability to raise capital to support its operations.  This reduction in operations included the termination of 57 research and development personnel in late May 2008.

The decrease in payroll and related costs relates to a general curtailment of the Company’s operations during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to the Company’s inability to raise capital to support its operations.  This reduction in operations included the termination of approximately 8 general and administrative personnel in late May 2008.

The increase in stock based compensation expense during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 relates primarily to an increased level of stock options provided to employees that vest and are expensed over this period, as well as an increase in stock price volatility which impacted the value of stock options granted during the period.

The decrease in other expenses relates to a general curtailment of the Company’s operations during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to the Company’s inability to raise capital to support its operations.

Comparison of the Six Months Ended June 30, 2008 and June 30, 2007

Grant revenue decreased by approximately $440,000 during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to a decrease in the amount of funds remaining for reimbursement under our grants and an associated decrease in related reimbursable expense.

Interest and other income decreased by approximately $21,000 during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to a significantly decreasing cash balance. This decrease was partially offset by the recovery and sale of platinum from a discarded test module in June 2008 that resulted in miscellaneous income in the amount of $422,000.

The following table sets forth certain of HydroGen’s operating data for the six months ended June 30, 2008 and June 30, 2007:

	June 30, 2008	June 30, 2007	Increase (Decrease)
Research & development	$6,151,000	$5,219,000	$932,000
Payroll and related costs	1,339,000	1,283,000	56,000
Stock based compensation	645,000	276,000	369,000
Other	1,899,000	1,773,000	126,000
Totals	$10,034,000	$8,551,000	$1,483,000

The increase in research and development costs was due to the continuing acceleration and expansion of ramp-up activities, power plant design, and other development activities during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The number of employees hired by the Company to contribute to the research and development effort increased by 28, and resulted in increased labor and fringe benefit costs of approximately $270,000 prior to the curtailment of the Company’s operations in late May, 2008, when 57 employees were terminated. The purchase of consulting services, primarily related to the Company’s fuel cell demonstration plant, increased by approximately $800,000. The purchase of module materials increased by approximately $900,000 due to the preparation for delivery of the Company’s first newly-produced 400kW PAFC module. Further, the purchases of non-capitalized equipment and materials consumed within the Company’s manufacturing process decreased by approximately $1,000,000 due to the completed construction and check-out of the 400kW fuel cell demonstration power plant at ASHTA’s chlor-alkali manufacturing plant in Ashtabula, Ohio.

The increase in payroll and related costs reflect an expansion of HydroGen’s administrative staff to support the acceleration and expansion of activities. The number of employees hired by the Company to support increased activity since June 30, 2007 has been approximately 3, and has resulted in increased labor and fringe benefit costs of approximately $70,000.

The increase in stock based compensation expense during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 relates primarily to an increased level of stock options provided to employees that vest and are expensed over this period, as well as an increase in stock price volatility which impacted the value of stock options granted during the period.

The increase in other expenses related to several factors. Depreciation expense increased by approximately $100,000 due to new manufacturing assets placed in service. Insurance expense increased by $65,000 due to increased general liability coverage. These increases were partially offset by a decrease of approximately $95,000 in computer related purchases and $22,000 in travel and entertainment expense.

Liquidity and Capital Resources

At June 30, 2008, our cash and cash equivalents totaled $684,000. On May 28, 2008, the Company implemented a reduction-in-force resulting in the termination of 61 full-time employees, as well as part-time staff and independent contractors in order to conserve cash for operations.

As of August 11, 2008, the Company had approximately $347,000 of cash on-hand and no significant accounts receivable. The Company is currently seeking short-term financing. If the Company is sucessful in obtaining short-term financing, the Company plans to seek long-term financing that may include: (1) obtaining private equity funding, (2) obtaining debt financing, or (3) the sale of 50% or more of the Company. Neither short-term nor long-term financing may be available to the Company on terms that are acceptable to it, if at all, and any new financing may be dilutive to its shareholders. If the Company is unable to raise sufficient capital, liquidity problems will cause the Company to discontinue operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These factors raise substantial doubt as to the Company’s ability to continue operations as a going concern.

We have historically financed our operations primarily from proceeds of the sale of equity securities and revenues or funds received under research and development contracts and grants. We presently do not have any bank lines of credit that provide us with an additional source of debt financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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

On May 28, 2008, the Company implemented a reduction-in-force resulting in the termination of 61 full-time employees, including the Company’s controller and financial planning professional. The Company now has 3 employees in its finance/accounting department, inclusive of its Chief Financial Officer. These employees are now performing the tasks previously performed by the terminated financial professionals.

Because of the impact that these terminations had on the Company’s internal controls, notably concerning segregation of duties, the Company put in place compensating controls to maintain the integrity of its internal controls over financial reporting. These compensating controls include, but are not limited to, increased controls over cash disbursements, weekly cash and expenditure reporting to the Company’s CEO and President, and increased and more frequent oversight over the Company’s financial position by the Company’s Board of Directors. The Company therefore believes that its internal controls over financial reporting are effective.

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

HYDROGEN CORPORATION

By:	/s/ John J. Freeh
Chief Executive Officer Date: August 19, 2008

By:	/s/ Joshua Tosteson
President Date: August 19, 2008

By:	/s/ Scott Schecter
Principal Financial Officer Date: August 19, 2008